Form 10KSB
period 1999-12-31
APEX CAPITAL GROUP INC
filed 2000-04-11
CIK 1086141

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              Form 10-KSB




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


 Securities registered pursuant to Section 12(b) of the Exchange  Act:

                         None

 Securities registered pursuant to Section 12(g) of the Exchange  Act:

                 $0.001 par value common stock
                 -----------------------------
                        Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes X          No


State issuer's revenues for its most recent fiscal year: $-0-


The aggregate market value of the voting stock held by non affiliates of the registrant was not determinable because the common stock does not trade on any market.

The number of shares outstanding of the issuer's classes of common stock as of December 31, 1999:

Common Stock, $0.001 par value - 1,004,520 shares




PART I

Item 1.  Description of Business.
- ---------------------------------

Business Development.
- ---------------------

     Apex Capital Group, Inc. (the "Company") was organized under the laws of the State of Nevada on January 25, 1996, under the name "Pinnacle Management Group, Inc.". The Company was incorporated to engage in any lawful activity.

     The Company's articles initially authorized the company, to issue a total of 60,000 shares of stock, consisting of 50,000 common stock and 10,000 shares of preferred stock both with a par value of $.001.

     An amendment to the Articles of Incorporation of the Company on February 6, 1996 changing the name of the corporation to Apex Capital Group, Inc.

     An amendment to the Articles of Incorporation of the Company on October 14, 1998, increased its authorized shares to 100,000,000 consisting of 99,990,000 common stock and 10,000 preferred shares all with par value of $.001.



Item 2. Description of Property

The company's headquarters in Coachella CA is furnished by the Company's President at no cost.

Item 3 Legal Proceedings

None

Item 4. Submission of matters to a vote of security holders

None



Part II



Item 5.  Management's Discussion and Analysis or Plan of Operation.
- -------------------------------------------------------------------

Plan of Operation.
- ------------------

     The Company has not engaged in any material operations or had any revenues from operations during the past four fiscal years.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing.

Item 6 Results of Operations.
- ---------------------

     The Company has had no material operations since inception. Losses were $.0, $.0, $.0, and ($16.) respectively, for the fiscal years ended December 31, 1999, 1998, 1997 and 1996. 1996 losses resulted from the issuances of shares of common stock of the company for services rendered. These services primarily related to maintaining the Company in good standing.
and arranging for the preparation and auditing of financial statements.

Liquidity.
- ---------

     The Company had no liquidity during the fiscal years ended December 31, 1996 through 1999. Except as stated under the heading "Plan of Operation," above, the Company does not contemplate raising capital over the next twelve months by issuance of debt or equity securities. The Company has no loan agreements with any officer or director.

     Ordinarily any fees paid to management in connection with the reorganization are first used to pay liabilities. If there are no funds available, it is expected that management would contribute these amounts to capital to pay these liabilities in hopes of enhancing the value of their stock ownership.





Item 7.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------
          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date hereof, to wit:



                      Number of Shares           Percentage
Name and Address     Beneficially Owned       of Class
-----------------            ------------------             --------

Dempsey K. Mork
Magellan Capital Corp.      203,860                   20.29%
83-888 Ave. 51
Coachella, CA 92236

Dempsey K. Mork
Magellan Capital Corp.      300,000                   29.86%
Pension Plan and Trust
83-888 Ave. 51
Coachella, CA 92236


Dempsey K. Mork
Magellan Capital Corp.
Profit Sharing Plan and Tr 300,000                   29.86%
83-888 Ave. 51
Coachella, CA 92236

Dempsey K. Mork              50,720                    5.04%
50-855 Washington Street PMB 244
La Quinta, CA 92253

Robert J. Filiatreaux         25,360                    2.52%
77545 Chillon
La Quinta, CA 92253

Randall A. Baker              20,800                    2.07%
P.O. Box 1025
Morongo Valley, CA 92256

Norbert L. LeBoeuf            19,280                    1.91%
P.O. Box 3171
Palm Springs, CA 92262





Item 8. Security Ownership of Management.
- ---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date hereof, to wit:

                         Number of Shares
                         Beneficially Owned      Percentage of
Name and Address          as of 12/31/99          of Class
- ----------------         ------------------      -------------

Dempsey K. Mork             854,580                   85.07%
50-855 Washington Street PMB 244
La Quinta, CA 92253



Robert J. Filiatreaux        25,360                    2.52%
77545 Chillon
La Quinta, CA 92253

Randall A. Baker             20,800                    2.07%
P.O. Box 1025
Morongo Valley, CA 92256

Norbert L. Le Boeuf          19,280                    1.91%
P.O. Box 3171
Palm Springs, CA 92262



     Totals:               920,020                     91.58%

     See the caption "Directors, Executive Officers, Promoters and Control Persons," below, Part I, Item 5, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.



Changes in Control.
- -------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

PART III



Item 9.  Directors, Executive Officers, Promoters and Control Persons.
- -------- -------------------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company prior to the completion of any merger or acquisition transaction. They will serve until the next annual meeting of the stockholders (held in November of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.
                                  Date of         Date of
                            Positions    Election or     Termination
Name                  Held       Designation   or Resignation
- ----                  ----       -----------   --------------

Dempsey K. Mork    Director and       6/30/96
                   President

Randall A. Baker   Secretary          6/30/96



Business Experience.

Dempsey Mork is the majority shareholder, President, and Chairman of the Board of Apex Capital Group, Inc. since its formation. Mr. Mork is a officer and director in the following corporations.  Magellan Capital Corporation,
Ovvio Better Life, Inc.,   Knickerbocker Capital Corporation,
Asian Financial Inc., Nicole Industries, Inc., Northstar Ventures, Inc.,
Orion U.S.A. Inc., Southwest Holding and Development, and Stonebridge Investment, Inc. Mr. Mork assists companies in complying with securities regulations, and raising capital. Beginning in 1992 through 1996 Mr. Mork maintained offices in Geneva, Switzerland and for part of that time Hong
Kong. During this period, Mr. Mork arranged financing for small US public companies from European and Asian financial institutions.



           Randall A. Baker. Mr. Baker is 55 years old. He attended the University of Minnesota. After a tour in the United States Navy and a navigation teaching stint in San Francisco, he began his investment career with the Pacific Coast Stock Exchange followed by employment with a number of major brokerage houses. He then was employed for twenty years as Executive Vice President with Wm. Mason & Company, an Investment Counseling firm in Los Angeles. Mr. Baker designed and implemented all data systems, was responsible for trading, personnel and was the client/broker liaison. Mr. Baker is currently employed as the Vice President for Magellan Capital Corporation.








Significant Employees.
- ----------------------

     The Company has no employees who are not executive officers.








Executive Compensation.
- --------------------------------
None

(1)     In April, 1994, 320,020 shares of "unregistered" and
        "restricted" shares of the Company's common stock, were issued to:

               203,860   Magellan Capital Corp.
                50,720   Dempsey K. Mork
                20,800   Randall A. Baker
                25,360   Robert J. Filiatreaux
                19,280   Norbert L. Le Boeuf


     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.



Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
------------------------------------------------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.










                                    PART F/S
                       Index to Financial Statements
                  Report of Certified Public Accountants
Financial Statements
- --------------------
(I)  Audited Financial Statements      December 31, 1999.

     Independent Auditors' Report
     Balance Sheets                        Statements of Operations
     Statements of Stockholders' Equity       Statements of Cash Flows
     Notes to the Financial Statements




Index to Exhibits. - ---------------------------

 27         Financial Data Schedule**




SIGNATURES
     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                 Apex Capital Group, Inc.
Date:4/5/00                             By: /s/ Dempsey K. Mork
     ----------                              ------------------------
                                                 Dempsey K. Mork, Director
                                                 and President





                      Apex Capital Group, Inc.
                     (A Development Stage Company)
          Index to Financial Statements and Supplementary Data

                               Pages

Independent Auditors' Report
 .........................................................   F-2

Balance Sheets as of December 31, 1999 and 1998

 ........................................................    F-3

Statements of Operations for the Years or Periods Ended
 December 31, 1999, and 1998
 ..........................................................   F-4

Statements of Cash Flows for the Years or Periods Ended
 December 31, 1999, and 1998
 ...........................................................   F-5

Statements of Stockholders' Equity for the Periods
 through December 31, 1999
 ............................................................   F-6

Notes to Financial Statements
 ............................................................   F-7

Schedules:

All schedules are omitted as the required information is included in the financial statements or notes thereto, or is not present in sufficient amounts.




  David M. Winings, CPA
  75-140 St. Charles Place
  Suite B
  Palm Desert, CA  92211
  (760) 341-5450
  (760) 341-5449 (Fax)






  To the Board of Directors
  Apex Capital Group, Inc.
  Thermal, California

  I have audited the accompanying balance sheets of Apex Capital Group, Inc. (a Nevada Corporation) as of December 31, 1999 and the related statements of income and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

  I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apex Capital Group, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



 /s/ David Winings
  Palm Desert, California
 April 5, 2000




  -1-

  APEX CAPITAL GROUP, INC.
  BALANCE SHEETS
  December 31, 1999 and 1998




                                       1999           1998
                                       ------         ------

  ASSETS

  CURRENT ASSETS
     Cash in Bank                       685             685

  PROPERTY AND EQUIPMENT                 -0-            -0-

  OTHER ASSETS                           -0-            -0-
                                       ------          ------
  TOTAL ASSETS                          685             685
                                       ======          ======


  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES

  CURRENT LIABILITIES                    -0-            -0-
  LONG TERM LIABILITIES                  -0-            -0-
                                       ------          ------
  TOTAL LIABILITIES                      -0-            -0-


  SHAREHOLDERS' EQUITY
  COMMON STOCK                           701             701

  RETAINED EARNINGS                      (16)            (16)
                                       ------            ------
   TOTAL SHAREHOLDERS' EQUITY
                                         685              685


  TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                685               685
                                       ======            ======




  The accompanying notes are an integral part of these financial statements.

  -2-

  APEX CAPITAL GROUP, INC.
  STATEMENTS OF INCOME AND RETAINED EARNINGS
  For the Years Ended December 31, 1999, 1998




                                       1999       1998
                                      ------      ------



  REVENUES                              -0-         -0-

  EXPENSES
    Consulting Fees                     -0-         -0-
                                      ------      ------
  INCOME BEFORE INCOME TAXES            -0-         -0-

  INCOME TAXES                          -0-         -0-
                                      ------      ------
  NET INCOME                            -0-         -0-

  BEGINNING RETAINED EARNINGS           (16)        (16)

  DIVIDENDS                              -0-         -0-
                                       ------      ------

  ENDING RETAINED EARNINGS               (16)        (16)
                                       ======      ======



















  The accompanying notes are an integral part of these financial statements

  -3-
  APEX CAPITAL GROUP, INC.
  STATEMENTS OF CASH FLOWS
  For the Years Ended December 31, 1999, 1998








                                     1999       1998
                                    ------     ------
  CASH FLOWS FROM OPERATING ACTIVITIES


  NET INCOME                          -0-         -0-
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES                        -0-         -0-
                                     ------     ------
  NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES              -0-         -0-


  CASH FLOWS FROM INVESTING ACTIVITIES
                                      -0-         -0-

  CASH FLOWS FROM FINANCING ACTIVITIES
    ISSUE CAPITAL STOCK               -0-        685
                                     ------     ------
  NET INCREASE (DECREASE) IN CASH     -0-        685

  CASH AT BEGINNING OF YEAR            685         -0-
                                    ------     ------
  CASH AT END OF YEAR                  685         685
                                     ======    ======

  SUPPLEMENTAL DISCLOSURES

  INTEREST PAID                        -0-           -0-

  INCOME TAXES PAID                    -0-           -0-











  The accompanying notes are an integral part of these financial statements


  -4-
  APEX CAPITAL GROUP, INC.
  NOTES TO FINANCIAL STATEMENTS

  NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

  Apex Capital Group, Inc. was organized under the laws of the State of Nevada on January 25, 1996 under the name of Pinnacle Management Group, Inc. On February 6, 1996 the articles were amended to record its new name Apex
Capital Group, Inc. The Company was incorporated primarily to engage in any lawful activity.

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

  As of December 31, 1998, the Company had issued a total of 1,004,520 shares of common stock.




  -5-
  APEX CAPITAL GROUP, INC.
  Notes to Financial Statements



  NOTE 3 RELATED PARTY TRANSACTIONS

  On March 16, 1996, shares of capital stock were issued to individuals in return for services rendered. These individuals include officers of the corporation.