Form 10-Q
period 2000-06-30
APEX CAPITAL GROUP INC
filed 2000-07-28
CIK 1086141

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the six months period ended June 30, 2000.


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


No Exhibits Included.

General

The condensed consolidated financial statements of Apex Capital Group, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Apex Capital Group, Inc.'s management believes that the disclosures are adequate to make the informaton presented not misleading. The condensed financial statements for the six months ended June 30, 2000 should be read in conjunction with the financial statements and notes thereto included in this report and Apex Capital Group, Inc.'s Form 10-KSB with attached financials of 12-31-1999.

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
Date: 7/27/2000                              By: /s/ Dempsey K. Mork
     ----------                              ------------------------
                                                 Dempsey K. Mork, Director
                                                 and President


  APEX CAPITAL GROUP, INC.
  BALANCE SHEETS
  June 30, 2000 and December 31, 1999



                                       6/30           12/31
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

  -2-

  APEX CAPITAL GROUP, INC.
  STATEMENTS OF INCOME AND RETAINED EARNINGS
  For the six months ended 6/30/2000 and 6/30/1999


                            3 Months   3 Months 6 Months 6 Months
                            6/30/00    6/30/99  6/30/00  6/30/99
                             ------    -------  -------  -------



  REVENUES                       -0-       -0-       -0-       -0-

  EXPENSES
    Administrative Support       -0-       -0-   10,000        -0-
                             ------    ------    ------    ------
  INCOME BEFORE INCOME TAXES     -0-       -0-  (10,000)       -0-

  INCOME TAXES                   -0-       -0-       -0-       -0-
                             ------    ------    ------    ------
  NET INCOME                     -0-       -0-  (10,000)       -0-
                            -------    ------    ------    ------

  BEGINNING RETAINED EARNINGS
                            (50,016)      (16)  (40,016)      (16)

  DIVIDENDS                      -0-       -0-       -0-       -0-
                             ------    ------   -------    ------

  ENDING RETAINED EARNINGS  (50,016)      (16)  (50,016)      (16)
                           ========   =======   =======    ======



















  The accompanying notes are an integral part of these financial statements

  -3-
  APEX CAPITAL GROUP, INC.
  STATEMENTS OF CASH FLOWS
  For the six months ended 6/30/2000 and 6/30/1999







                                 3 months 3 months 6 Months 6 Months
                                 6/30/00  6/30/99  6/30/00  6/30/99
                                  ------   ------   ------   ------
  CASH FLOWS FROM OPERATING ACTIVITIES


  NET INCOME                          -0-      -0- (10,000)      -0-
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES                        -0-      -0-      -0-      -0-
                                  ------   ------  -------   ------
  NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES              -0-      -0- (10,000)      -0-


  CASH FLOWS FROM INVESTING ACTIVITIES
                                      -0-      -0-      -0-      -0-

  CASH FLOWS FROM FINANCING ACTIVITIES
    ISSUE CAPITAL STOCK               -0-      -0-      -0-      -0-
                                  ------   ------   ------   ------
  NET INCREASE (DECREASE) IN CASH     -0-      -0-      -0-      -0-
                                  ------   ------   ------   ------

  CASH AT BEGINNING OF YEAR          685      685      685      685
                                  ------   ------   ------   ------
  CASH AT END OF YEAR                685      685      685      685
                                  ======   ======   ======   ======

  SUPPLEMENTAL DISCLOSURES

  INTEREST PAID                       -0-      -0-      -0-      -0-

  INCOME TAXES PAID                   -0-      -0-      -0-      -0-











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

  As of June 30, 2000, the Company had issued a total of 1,004,520 shares of common stock.




  -5-
  APEX CAPITAL GROUP, INC.
  Notes to Financial Statements



  NOTE 3 RELATED PARTY TRANSACTIONS

  On March 16, 1996, shares of capital stock were issued to individuals in return for services rendered. These individuals include officers of the corporation.


  NOTE 4 NOTES PAYABLE RELATED PARTY $50,000 (3/31/2000) $40,000 (12/31/99)
  An accrual of $10,000 per year for administrative support has been made to fiscal years 96-97-98-99 as a prior year adjustment.
  Current year 2000 has been recorded as an expense of $10,000.