Form 10-Q
period 2000-09-30
APEX CAPITAL GROUP INC
filed 2000-11-07
CIK 1086141

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the nine months period ended September 30, 2000.


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


No Exhibits Included.

General

The condensed consolidated financial statements of Apex Capital Group, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Apex Capital Group, Inc.'s management believes that the disclosures are adequate to make the informaton presented not misleading. The condensed financial statements for the nine months ended September 30, 2000 should be read in conjunction with the financial statements and notes thereto included in this report and Apex Capital Group, Inc.'s Form 10-KSB with attached financials of 12-31-1999.

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
Date: 11/06/2000                              By: /s/ Dempsey K. Mork
     ----------                              ------------------------
                                                 Dempsey K. Mork, Director
                                                 and President


  APEX CAPITAL GROUP, INC.
  BALANCE SHEETS
  September 30, 2000 and December 31, 1999



                                       9/30           12/31
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

  -2-

  APEX CAPITAL GROUP, INC.
  STATEMENTS OF INCOME AND RETAINED EARNINGS
  For the nine months ended 9/30/2000 and 9/30/1999


                            3 Months   3 Months 9 Months 9 Months
                            9/30/00    9/30/99  9/30/00  9/30/99
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
                           ========   =======   =======    ======



















  The accompanying notes are an integral part of these financial statements

  -3-
  APEX CAPITAL GROUP, INC.
  STATEMENTS OF CASH FLOWS
  For the nine months ended 9/30/2000 and 9/30/1999







                                 3 months 3 months 9 Months 9 Months
                                 9/30/00  9/30/99  9/30/00  9/30/99
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

  As of September 30, 2000, the Company had issued a total of 1,004,520 shares of common stock.




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