Form 10-K
period 2000-12-31
APEX CAPITAL GROUP INC
filed 2001-03-02
CIK 1086141

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

The number of shares outstanding of the issuer's classes of common stock as of December 31, 2000:

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







Item 2. Description of Property

The company's headquarters in Coachella CA is furnished by the Company's President.

Item 3 Legal Proceedings

None

Item 4. Submission of matters to a vote of security holders

None



Part II



Item 5.  Management's Discussion and Analysis or Plan of Operation.
- -------------------------------------------------------------------

Plan of Operation.
- ------------------

     The Company has not engaged in any material operations or had any revenues from operations during the past five fiscal years.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing.

Item 6 Results of Operations.
- ---------------------

     The Company has had no material operations since inception. Losses to date for the past five years (1996-2000) are ($50,146).





Liquidity.
- ---------

     The Company had no liquidity during the fiscal years ended December 31, 1996 through 2000. Except as stated under the heading "Plan of Operation," above, the Company does not contemplate raising capital over the next twelve months by issuance of debt or equity securities. The Company has no loan agreements with any officer or director.

     Ordinarily any fees paid to management in connection with the reorganization are first used to pay liabilities. If there are no funds available, it is expected that management would contribute these amounts to capital to pay these liabilities in hopes of enhancing the value of their stock ownership.





Item 7.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------
          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock and/or management as of the date hereof, to wit:



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
P.O. Box 3171
Palm Springs, CA 92262

Item 8. Security Ownership of Management.
- ---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date hereof, to wit:

                         Number of Shares
                         Beneficially Owned      Percentage of
Name and Address          as of 12/31/99          of Class
- ----------------         ------------------      -------------

Dempsey K. Mork                 854,580                   85.07%
50-855 Washington Street PMB 244
La Quinta, CA 92253

Randall A. Baker                20,800                     2.07%
P.O. Box 1025
Morongo Valley, CA 92256

Norbert L. Le Boeuf             19,280                     1.91%
P.O. Box 3171
Palm Springs, CA 92262



     Totals:                   894,660                    89.05%

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
                                  Date of         Date of
                            Positions    Election or     Termination
Name                  Held       Designation   or Resignation
- ----                  ----       -----------   --------------

Dempsey K. Mork    Director and       6/30/96
                   President

Randall A. Baker   Secretary          6/30/96



Business Experience.

Dempsey Mork is the majority shareholder, President, and Chairman of the Board of Apex Capital Group, Inc. since its formation. Mr. Mork is a officer and director in the following corporations.  Magellan Capital Corporation,
Annimal Cloning Sciences, Inc.,   Knickerbocker Capital Corporation,
Asian Financial Inc., Northstar Ventures, Inc., Orion U.S.A. Inc., Silver Bow Antique Aviation, Southwest Holding and Development, Stonebridge
Investment, Inc., and Woodstock Tree Farms, Inc.,   Mr. Mork assists
companies in complying with securities regulations, and raising capital. Beginning in 1992 through 1996 Mr. Mork maintained offices in Geneva, Switzerland and for part of that time Hong Kong. During this period, Mr. Mork arranged financing for small US public companies from European and Asian financial institutions.



           Randall A. Baker. Mr. Baker is 57 years old. He attended the University of Minnesota. After a tour in the United States Navy and a navigation teaching stint in San Francisco, he began his investment career with the Pacific Coast Stock Exchange followed by employment with a number of major brokerage houses. He then was employed for twenty years as Executive Vice President with Wm. Mason & Company, an Investment Counseling firm in Los Angeles. Mr. Baker designed and implemented all data systems, was responsible for trading, personnel and was the client/broker liaison. Mr. Baker is currently employed as the Vice President for Magellan Capital Corporation.








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
















                               SIGNATURES





Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: 2/22/2001



By: /s/ Dempsey K. Mork
    Dempsey K. Mork,
    President, Director and Chief Financial Officer






Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2001


By: /s/ Dempsey K. Mork
    Dempsey K. Mork
    President, Director and Chief Financial Officer






















                                    PART F/S
                       Index to Financial Statements
                  Report of Certified Public Accountants
Financial Statements





- --------------------
(I)  Audited Financial Statements      December 31, 2000.

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

Balance Sheets as of December 31,  2000 and 1999

 ........................................................    F-3

Statements of Operations for the Years or Periods Ended
 December 31, 2000, and 1999
 ..........................................................   F-4

Statements of Cash Flows for the Years or Periods Ended
 December 31, 2000, and 1999
 ...........................................................   F-5

Statements of Stockholders' Equity for the Periods
 through December 31, 2000
 ............................................................   F-6

Notes to Financial Statements
 ............................................................   F-7

Schedules:

All schedules are omitted as the required information is included in the financial statements or notes thereto, or is not present in sufficient amounts.













  David M. Winings, CPA
  Palm Desert, CA  92211







  To the Board of Directors
  Apex Capital Group, Inc.
  Thermal, California

  I have audited the accompanying balance sheets of Apex Capital Group, Inc. (a Nevada Corporation) as of December 31, 2000 and the related statements of income and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apex Capital Group, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



 /s/ David Winings
  Palm Desert, California
 February 22, 2001




  -1-








  APEX CAPITAL GROUP, INC.
  BALANCE SHEETS
  December 31, 2000 and 1999

                                       2000           1999
                                       ------         ------

  ASSETS

  CURRENT ASSETS
     Cash in Bank                       555             685

  PROPERTY AND EQUIPMENT                 -0-            -0-

  OTHER ASSETS                           -0-            -0-
                                       ------          ------
  TOTAL ASSETS                          555             685
                                       ======          ======


  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES

  CURRENT LIABILITIES (4)              50,000          40,000
  LONG TERM LIABILITIES                    -0-             -0-
                                       ------          ------
  TOTAL LIABILITIES                    50,000          40,000


  SHAREHOLDERS' EQUITY
  COMMON STOCK                            701             701

  RETAINED EARNINGS                   (50,146)        (40,016)
                                       ------          ------
   TOTAL SHAREHOLDERS' EQUITY
                                      (49,445)        (39,315)

  TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                 555             685
                                       ======          ======
    The accompanying notes are an integral part of these financial statements.

  -2-

  APEX CAPITAL GROUP, INC.
  STATEMENTS OF INCOME AND RETAINED EARNINGS
  For the Years Ended December 31, 2000, 1999




                                       2000       1999
                                      ------      ------



  REVENUES                              -0-         -0-

  EXPENSES
    Administrative Support Svcs.    10,000      10,000
     Office Expense                    130          16
                                    ------      ------
  INCOME (LOSS)  BEFORE
  TAX                               10,130      10,016

  INCOME TAXES                          -0-         -0-
                                    ------      ------
  NET INCOME                       (10,130)    (10,016)

  BEGINNING RETAINED EARNINGS      (40,016)    (30,000)

  DIVIDENDS                             -0-         -0-
                                    ------      ------

  ENDING RETAINED EARNINGS
  (DEFICIT)                        (50,146)    (40,016)
                                    ======      ======









The accompanying notes are an integral part of these financial statements

  -3-
  APEX CAPITAL GROUP, INC.
  STATEMENTS OF CASH FLOWS
  For the Years Ended December 31, 2000, 1999








                                              2000       1999
                                            ------     ------
  CASH FLOWS FROM OPERATING ACTIVITIES

  NET INCOME (LOSS)                        (10,130)   (10,000)
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES/INCREASE IN LIABILITIES      10,000     10,000
                                            ------     ------
  NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                      (130)        -0-


  CASH FLOWS FROM INVESTING ACTIVITIES
                                                -0-        -0-

  CASH FLOWS FROM FINANCING ACTIVITIES
    ISSUE CAPITAL STOCK                         -0-        -0-
                                            ------     ------
  NET INCREASE (DECREASE) IN CASH             (130)        -0-

  CASH AT BEGINNING OF YEAR                    685        685
                                            ------     ------
  CASH AT END OF YEAR                          555        685
                                            ======     ======

  SUPPLEMENTAL DISCLOSURES

  INTEREST PAID                                 -0-        -0-

  INCOME TAXES PAID                             -0-        -0-
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

  NOTE 4 CONVERTIBLE NOTES PAYABLE  $50,000 (12/31/2000).

  The Company has issued a $10,000 negotiable note to its Board Chairman for each of the past five years, (1996-2000), for services rendered. The notes are negotiable and convertible at a rate of $.05 per share, at the option of the holder.