Form 10-Q
period 2001-03-31
APEX CAPITAL GROUP INC
filed 2001-05-14
CIK 1086141

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31,
2001.

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


No Exhibits Included.




General

The condensed consolidated financial statements of Apex Capital Group, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Apex Capital Group, Inc.'s management believes that the disclosures are adequate to make the informaton presented not misleading. The condensed financial statements for the three months ended March 31, 2001 should be read in conjunction with the financial statements and notes thereto included in this report and Apex Capital Group, Inc.'s Form 10-KSB with attached financials of 12-31-2000.

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
                                                 Apex Capital Group, Inc.
Date: 5/10/2001                              By: /s/ Dempsey K. Mork
     ----------                              ------------------------
                                                 Dempsey K. Mork, Chief
                                                 Executive Officer and
                                                 Director


  APEX CAPITAL GROUP, INC.
  BALANCE SHEETS
  March 31, 2001 and December 31, 2000



                                       3/31/01        12/31/00
                                       ------         ------

  ASSETS

  CURRENT ASSETS
     Cash in Bank                       685            685
  PROPERTY AND EQUIPMENT                 -0-            -0-

  OTHER ASSETS                           -0-            -0-
                                       ------          ------
  TOTAL ASSETS                          685            685
                                       ======          ======


  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES

  CURRENT LIABILITIES                    -0-            -0-

  LONG TERM LIABILITIES/
  NOTES PAYABLE RELATED PARTY        50,000 (4)     50,000 (4)
                                     ------         ------
  TOTAL LIABILITIES                  50,000         50,000
                                     ------         ------



  SHAREHOLDERS' EQUITY
  COMMON STOCK                           701             701

  RETAINED EARNINGS                  (50,016)        (50,016)
                                      ------          ------
  TOTAL SHAREHOLDERS' EQUITY
                                     (49,315)        (49,315)
                                      ------          ------


  TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                685              685
                                       ======             ======




  The accompanying notes are an integral part of these financial statements.

  -2-

  APEX CAPITAL GROUP, INC.
  STATEMENTS OF INCOME AND RETAINED EARNINGS
  For the three months ended 3/31/2001 and 2000


                                       3 Months   3 Months
                                       3/31/01    3/31/00
                                      ------      -------



  REVENUES                              -0-         -0-

  EXPENSES
    Administrative Support              -0-     10,000
                                      ------      ------
  INCOME BEFORE INCOME TAXES            -0-    (10,000)

  INCOME TAXES                          -0-         -0-
                                      ------      ------
  NET INCOME                            -0-    (10,000)
                                    -------       ------

  BEGINNING RETAINED EARNINGS           -0-    (40,016)

  DIVIDENDS                             -0-         -0-
                                       ------      ------

  ENDING RETAINED EARNINGS         (50,016)    (50,016)
                                   =======      ======























  The accompanying notes are an integral part of these financial statements

  -3-
  APEX CAPITAL GROUP, INC.
  STATEMENTS OF CASH FLOWS
  For the three months ended 3/31/2001 and 3/31/2000







                                     3 months   3 months
                                     3/31/01    3/31/00
                                     ------     ------
  CASH FLOWS FROM OPERATING ACTIVITIES


  NET INCOME                          -0-     (10,000)
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES                        -0-          -0-
                                     ------     ------
  NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES              -0-     (10,000)


  CASH FLOWS FROM INVESTING ACTIVITIES
                                      -0-          -0-

  CASH FLOWS FROM FINANCING ACTIVITIES
    ISSUE CAPITAL STOCK               -0-          -0-
                                     ------       ------
  NET INCREASE (DECREASE) IN CASH     -0-          -0-
                                     ------       ------

  CASH AT BEGINNING OF YEAR           685          685
                                     ------       ------
  CASH AT END OF YEAR                 685          685
                                     ======       ======

  SUPPLEMENTAL DISCLOSURES

  INTEREST PAID                        -0-           -0-

  INCOME TAXES PAID                    -0-           -0-









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


  NOTE 4 NOTES PAYABLE RELATED PARTY $50,000 (3/31/2001) $50,000 (12/31/00)
  An accrual of $10,000 per year for administrative support has been made retroactive to fiscal years 96-97-98-99-2000 as a prior year adjustment.