Form 10QSB
period 2001-06-30
APEX CAPITAL GROUP INC
filed 2002-01-24
CIK 1086141

                U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES

EXCHANGE ACT OF 1934. For the six months period ended June 30, 2001.

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

Indicate by check mark whether the Registrant  (i) has filed all reports required to be filed by Section 13,or 15(d) of the Securities Exchange

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

Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although

certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Apex Capital Group, Inc.'s management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the six months ended June 30, 2001  should be read in conjunction with the financial statements and notes thereto included in this report and Apex Capital

Group, Inc.'s Form 10-KSB with attached financials of 12-31-2000.

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The result for the interim period are not necessarily indicative of trends or results to be expected for a full year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND

FINANCIAL CONDITION

The Company has not commenced operations and has no working capital.

SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the

Registrant has caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Apex Capital Group, Inc.

Date: 1/18,2002                              By: /s/ Dempsey K. Mork

     ----------                              ------------------------

                                                 Dempsey K. Mork, Director

                                                 and President

APEX CAPITAL GROUP, INC.

BALANCE SHEETS

June 30, 2001 and December 31, 2000

                                       6/30           12/31

                                       2001           2000

                                       ------         ------

ASSETS

CURRENT ASSETS

   Cash in Bank                       555            555

PROPERTY AND EQUIPMENT                 -0-            -0-

  OTHER ASSETS                         -0-            -0-

                                   ------         ------

  TOTAL ASSETS                        555            555

                                   ======         ======

  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES

  CURRENT LIABILITIES                  -0-            -0-

  LONG TERM LIABILITIES/

  NOTES PAYABLE RELATED PARTY      50,000 (4)     50,000 (4)

                                   ------         ------

  TOTAL LIABILITIES                50,000         50,000

                                   ------          -----

  SHAREHOLDERS' EQUITY

  COMMON STOCK                        701             701

  RETAINED EARNINGS               (50,146)        (50,146)

                                   ------          ------

  TOTAL SHAREHOLDERS' EQUITY

                                  (49,445)        (49,445)

                                   ------          ------

  TOTAL LIABILITIES AND

     SHAREHOLDERS' EQUITY             555             555

                                   ======           ======

  The accompanying notes are an integral part of these financial statements.

  APEX CAPITAL GROUP, INC.

  STATEMENTS OF INCOME AND RETAINED EARNINGS

  For the three and six months ended 6/30/2001 and 6/30/2000

                            3 Months   3 Months 6 Months 6 Months

                            6/30/01    6/30/00  6/30/01  6/30/00

                             ------    -------  -------  -------

  REVENUES                       -0-       -0-       -0-       -0-

  EXPENSES

    Administrative Support       -0-       -0-       -0-   10,000

    Office Expense               -0-       -0-       -0-      130

                             ------    ------    ------    ------

  INCOME BEFORE INCOME TAXES     -0-       -0-       -0-  (10,130)

  INCOME TAXES                   -0-       -0-       -0-       -0-

                             ------    ------    ------    ------

  NET INCOME                     -0-       -0-       -0-  (10,130)

                            -------    ------    ------    ------

  BEGINNING RETAINED EARNINGS/

  Deficit                   (50,146)  (40,016)  (50.146)  (40,016)

  DIVIDENDS                      -0-       -0-       -0-       -0-

                             ------    ------   -------    ------

  ENDING RETAINED EARNINGS  (50,146)  (50,146)  (50,146)  (50,146)

                           ========   =======   =======    ======

  The accompanying notes are an integral part of these financial statements

  APEX CAPITAL GROUP, INC.

  STATEMENTS OF CASH FLOWS

  For the three months and six months ended 6/30/2001 and 6/30/2000

                                         3 months 3 months 6 Months 6 Months

                                         6/30/01  6/30/00  6/30/01  6/30/00

                                            ------   ------   ------   ------

  CASH FLOWS FROM OPERATING ACTIVITIES

  NET INCOME                                   -0-      -0-       -0-  (10,130)

  ADJUSTMENTS TO RECONCILE NET INCOME

    TO NET CASH PROVIDED BY OPERATING

    ACTIVITIES/INCREASE IN LIABILITIES         -0-      -0-       -0-   10,000

                                           ------   ------   -------    ------

  NET CASH PROVIDED (USED) BY

    OPERATING ACTIVITIES                       -0-      -0-       -0-     (130)

  CASH FLOWS FROM INVESTING ACTIVITIES

                                               -0-      -0-       -0-       -0-

  CASH FLOWS FROM FINANCING ACTIVITIES

    ISSUE CAPITAL STOCK                        -0-      -0-       -0-       -0-

                                           ------   ------    ------    ------

  NET INCREASE (DECREASE) IN CASH              -0-      -0-       -0-     (130)

                                           ------   ------    ------    ------

  CASH AT BEGINNING OF YEAR                   555      555       555       685

                                           ------   ------    ------    ------

  CASH AT END OF YEAR                         555      555       555       555

                                           ======   ======    ======    ======

  SUPPLEMENTAL DISCLOSURES

  INTEREST PAID                                -0-      -0-       -0-       -0-

  INCOME TAXES PAID                            -0-      -0-       -0-       -0-

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

  On October 15, 1998, the Board of Directors issued a 20 to 1 forward split of its capital stock shares. 16,001 outstanding became (16,001 X 20) 320,020.

  On December 15, 1998, the Board of Directors agreed to sell up to 700,000 shares of its common stock at the stated par value of $.001. (684,500 was sold)

  As of June 30, 2000, the Company had issued a total of 1,004,520 shares of common stock.

  NOTE 3 RELATED PARTY TRANSACTIONS

  On March 16, 1996, shares of capital stock were issued to individuals in return for services rendered. These individuals include officers of the corporation.

  NOTE 4 CONVERTIBLE NOTES PAYABLE $50,000 (12/31/2000)

  The company has issued a $10,000 negotiable note to its Board Chairman for each of the five years, (1996-2000), for services rendered. The notes are negotiable and convertible at a rate of $.05 per share, at the option of the holder.