Form 10QSB
period 2001-09-30
APEX CAPITAL GROUP INC
filed 2002-02-01
CIK 1086141

                U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES

EXCHANGE ACT OF 1934. For the nine months period ended September 30, 2001.

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

Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although

certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Apex Capital Group, Inc.'s management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the nine months ended September 30, 2001  should be read in conjunction with the financial statements and notes thereto included in this report and Apex Capital

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

Date: 1/28/2002                              By: /s/ Dempsey K. Mork

     ----------                              ------------------------

                                                 Dempsey K. Mork, Director

                                                 and President

  APEX CAPITAL GROUP, INC.

  BALANCE SHEETS

  September 30, 2001 and December 31, 2000

                                       9/30           12/31

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

  APEX CAPITAL GROUP, INC.

  STATEMENTS OF INCOME AND RETAINED EARNINGS

  For the nine months ended 9/30/2001 and 9/30/2000

                            3 Months   3 Months 9 Months 9 Months

                            9/30/01    9/30/00  9/30/01  9/30/00

                             ------    -------  -------  -------

  REVENUES                       -0-       -0-       -0-       -0-

  EXPENSES

    Administrative Support       -0-       -0-       -0-   10,000

    Office Expense               -0-       -0-       -0-      130

                             ------    ------    ------    ------

  INCOME LOSS BEFORE INCOME

  TAXES                          -0-       -0-       -0-   10,130

  INCOME TAXES                   -0-       -0-       -0-       -0-

                             ------    ------    ------    ------

  NET INCOME                     -0-       -0-       -0-   10,130

                            -------    ------    ------    ------

  BEGINNING RETAINED EARNINGS

   (Deficit)                (50,146    50,146   (50,146)  (40,016)

  DIVIDENDS                      -0-       -0-       -0-       -0-

                             ------    ------   -------    ------

  ENDING RETAINED EARNINGS

   (Deficit                 (50,146)   50,146   (50,146)  (50,146)

                            ========   =======   =======    ======

  The accompanying notes are an integral part of these financial statements

  APEX CAPITAL GROUP, INC.

  STATEMENTS OF CASH FLOWS

  For the three and nine months ended 9/30/2001 and 9/30/2000

                                        3 Months 3 Months 9 Months 9 Months

                                        9/30/01  9/30/00  9/30/01  9/30/00

                                  ------   ------   ------   ------

  CASH FLOWS FROM OPERATING ACTIVITIES

  NET INCOME                                   -0-      -0- (10,000) (10,130)

  ADJUSTMENTS TO RECONCILE NET INCOME

    TO NET CASH PROVIDED BY OPERATING

    ACTIVITIES                                 -0-      -0-  10,000   10,000

                                  ------   ------  -------   ------

  NET CASH PROVIDED (USED) BY

    OPERATING ACTIVITIES                       -0-      -0-       -0-   (130)

  CASH FLOWS FROM INVESTING ACTIVITIES

                                               -0-      -0-       -0-     -0-

  CASH FLOWS FROM FINANCING ACTIVITIES

    ISSUE CAPITAL STOCK                        -0-      -0-       -0-     -0-

                                           ------   ------    ------  ------

  NET INCREASE (DECREASE) IN CASH              -0-      -0-       -0-   (130)

                                           ------   ------    ------  ------

  CASH AT BEGINNING OF YEAR                   555      555      555      685

                                           ------   ------   ------   ------

  CASH AT END OF YEAR                         555      555      555      555

                                           ======   ======   ======   ======

  SUPPLEMENTAL DISCLOSURES

  INTEREST PAID                                -0-      -0-      -0-      -0-

  INCOME TAXES PAID                            -0-      -0-      -0-      -0-

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

Capital Group, Inc. The Company was incorporated primarily to enga3ge in any lawful activity.

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

  NOTE 4 CONVERTIBLE NOTES PAYABLE RELATED PARTY $50,000 (12/31/2000)

  The Company has issued a $10,000 negotiable note to its Board Chairman for each of the past five years, (1996-2000), for services rendered. The notes are negotiable and convertible at a rate of $.05 per share, at the option of the holder.