Form 10KSB
period 2001-12-31
APEX CAPITAL GROUP INC
filed 2002-02-04
CIK 1086141

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

The number of shares outstanding of the issuer's classes of common stock as of December 31, 2001:

Common Stock, $0.001 par value - 1,004,520 shares

PART I

Item 1.  Description of Business.

----------------------------------

Business Development.

----------------------

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

-------------------------------------------------------------------

Plan of Operation.

------------------

     The Company has not engaged in any material operations or had any revenues from operations during the past five fiscal years.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing.

Item 6 Results of Operations.

---------------------

     The Company has had no material operations since inception. Losses to date for the past six years (1996-2001) are ($50,146).

Liquidity.

---------

     The Company had no liquidity during the fiscal years ended December 31,

1996 through 2001.  Except as stated under the heading "Plan of Operation,"

above, the Company does not contemplate raising capital over the next twelve months by issuance of debt or equity securities.  The Company has no loan agreements with any officer or director.

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

Item 7.  Security Ownership of Certain Beneficial Owners and Management.

------------------------------------------------------------------------

          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock and/or management as of the date of 12/31/01, to wit:

                                Number of Shares           Percentage

Name and Address                Beneficially Owned         of Class

-----------------            ------------------             --------

Dempsey K. Mork

Magellan Capital Corp.              203,860*                  20.29%

83-888 Ave. 51

Coachella, CA 92236

Dempsey K. Mork

Magellan Capital Corp.              300,000*                  29.86%

Pension Plan and Trust

83-888 Ave. 51

Coachella, CA 92236

Dempsey K. Mork

Magellan Capital Corp.

Profit Sharing Plan and Tr          300,000*                  29.86%

83-888 Ave. 51

Coachella, CA 92236

Dempsey K. Mork                      50,720*                   5.04%

50-855 Washington Street PMB 244

La Quinta, CA 92253

Randall A. Baker                     20,800                    2.07%

P.O. Box 1025

Morongo Valley, CA 92256

Norbert L. LeBoeuf                   19,280                    1.91%

P.O. Box 3171

Palm Springs, CA 92262

*  Beneficially Owned.

Item 8. Security Ownership of Management.

----------------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date hereof, to wit:

                               Number of Shares

                               Beneficially Owned      Percentage

Name and Address               as of 12/31/01          of Class

- ----------------         ------------------      -------------

Dempsey K. Mork                 854,580*                  85.07%

50-855 Washington Street PMB 244

La Quinta, CA 92253

Randall A. Baker                20,800                     2.07%

P.O. Box 1025

Morongo Valley, CA 92256

Norbert L. Le Boeuf             19,280                     1.91%

P.O. Box 3171

Palm Springs, CA 92262

     Totals:                   894,660                    89.05%

     See the caption "Directors, Executive Officers, Promoters and Control

Persons," below, Part III, Item 7, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control.

-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

----------------------------------------------------------------------

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

Animal Cloning Sciences, Inc.,   Knickerbocker Capital Corporation,

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

----------------------

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

Date: 1/30/2002

By: /s/ Dempsey K. Mork

    Dempsey K. Mork,

    President, Director and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the

Registrant and in the capacities indicated on January 30, 2002

By: /s/ Dempsey K. Mork

    Dempsey K. Mork

    President, Director and Chief Financial Officer

                                    PART F/S

                       Index to Financial Statements

                  Report of Certified Public Accountants

Financial Statements

--------------------

(I)  Audited Financial Statements      December 31, 2001.

     Independent Auditors' Report

     Balance Sheets                        Statements of Operations

     Statements of Stockholders' Equity       Statements of Cash Flows

     Notes to the Financial Statements

Index to Exhibits. - ---------------------------NA

                      Apex Capital Group, Inc.

                     (A Development Stage Company)

          Index to Financial Statements and Supplementary Data

                               Pages

Independent Auditors' Report

.........................................................   F-2

Balance Sheets as of December 31,  2001 and 2000

........................................................    F-3

Statements of Operations for the Years or Periods Ended

December 31, 2001, and 2000

..........................................................   F-4

Statements of Cash Flows for the Years or Periods Ended

December 31, 2001, and 2000

...........................................................   F-5

Statements of Stockholders' Equity for the Periods

through December 31, 2001

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

(a Nevada Corporation) as of December 31, 2001 and the related statements of income and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apex Capital Group, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

  /s/ David Winings

  Palm Desert, California

  January 30, 2002

  APEX CAPITAL GROUP, INC.

  BALANCE SHEETS

  December 31, 2001 and 2000

                                       2001           2000

                                       ------         ------

  ASSETS

  CURRENT ASSETS

     Cash in Bank                       555             555

  PROPERTY AND EQUIPMENT                 -0-             -0-

  OTHER ASSETS                           -0-             -0-

                                     ------          ------

  TOTAL ASSETS                          555             555

                                     ======          ======

  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES

  CURRENT LIABILITIES (4)              50,000          50,000

  CONVERTIBLE NOTES                        -0-             -0-

                                       ------          ------

  TOTAL LIABILITIES                    50,000          50,000

  SHAREHOLDERS' EQUITY

  COMMON STOCK                            701             701

  RETAINED EARNINGS                   (50,146)        (50,146)

                                       ------          ------

   TOTAL SHAREHOLDERS' EQUITY

                                      (49,445)        (49,445)

  TOTAL LIABILITIES AND

     SHAREHOLDERS' EQUITY                 555             555

                                       ======          ======

    The accompanying notes are an integral part of these financial statements.

  APEX CAPITAL GROUP, INC.

  STATEMENTS OF INCOME AND RETAINED EARNINGS

  For the Years Ended December 31, 2001, 2000

                                       2001       2000

                                      ------      ------

  REVENUES                              -0-         -0-

  EXPENSES

    Administrative Support Svcs.        -0-     10,000

     Office Expense                     -0-        130

                                    ------      ------

  INCOME (LOSS)  BEFORE

  TAX                                   -0-     10,130

  INCOME TAXES                          -0-         -0-

                                    ------      ------

  NET INCOME                            -0-    (10,130)

  BEGINNING RETAINED EARNINGS/     (50,146)    (40,016)

    (Deferred)

  DIVIDENDS                             -0-         -0-

                                    ------      ------

  ENDING RETAINED EARNINGS

  (DEFICIT)                        (50,146)    (50,146)

                                    ======      ======

The accompanying notes are an integral part of these financial statements

  APEX CAPITAL GROUP, INC.

  STATEMENTS OF CASH FLOWS

  For the Years Ended December 31, 2001, 2000

                                              2001       2000

                                            ------     ------

  CASH FLOWS FROM OPERATING ACTIVITIES

  NET INCOME (LOSS)                             -0-   (10,130)

  ADJUSTMENTS TO RECONCILE NET INCOME

    TO NET CASH PROVIDED BY OPERATING

    ACTIVITIES/INCREASE IN LIABILITIES          -0-    10,000

                                            ------     ------

  NET CASH PROVIDED (USED) BY

    OPERATING ACTIVITIES                        -0-      (130)

  CASH FLOWS FROM INVESTING ACTIVITIES

                                                -0-        -0-

  CASH FLOWS FROM FINANCING ACTIVITIES

    ISSUE CAPITAL STOCK                         -0-        -0-

                                            ------     ------

  NET INCREASE (DECREASE) IN CASH               -0-      (130)

  CASH AT BEGINNING OF YEAR                    555        685

                                            ------     ------

  CASH AT END OF YEAR                          555        555

                                            ======     ======

  SUPPLEMENTAL DISCLOSURES

  INTEREST PAID                                 -0-        -0-

  INCOME TAXES PAID                             -0-        -0-

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

  As of December 31, 2001, the Company had issued a total of 1,004,520 shares of common stock.

  APEX CAPITAL GROUP, INC.

  Notes to Financial Statements

  NOTE 3 RELATED PARTY TRANSACTIONS

  On March 16, 1996, shares of capital stock were issued to individuals in return for services rendered. These individuals include officers of the corporation.

  NOTE 4 CONVERTIBLE NOTES PAYABLE  $50,000 (12/31/2001).

  The Company has issued a $10,000 negotiable note to its Board Chairman for each of the past five years, (1996-2000), for services rendered. The notes are negotiable and convertible at a rate of $.05 per share, at the option of the holder.