Form 10QSB
period 2002-06-30
APEX CAPITAL GROUP INC
filed 2002-10-17
CIK 1086141

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes        No  X

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                       1,004,520
Title of Class                             Number of Shares Outstanding
                                                at June 30, 2002

No exhibits included.

Item 1. Financial Statements

              Apex Capital Group, Inc.
                   BALANCE SHEET

                                     June 30             December 31,
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
                                     ========              ========


The accompanying notes are an integral part of these financial statements

               Apex Capital Group, Inc.
               STATEMENT OF OPERATIONS
   For Three Months and Six Months Ended June 30,
                    2002 and 2001

<CAPTION
                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                   2002          2001        2002      2001
Revenues                      $     -0-      $     -0-   $     -0-  $    -0-

General and administrative
 expenses  Misc Office Expenses     -0-            -0-         555       -0-
                               --------       --------    --------   -------
Income/(Loss) from Operations $(    -0-)     $(    -0-)  $(    555) $(   -0-)

Other income/(expenses)             -0-            -0-         -0-       -0-
                               --------       --------    --------  --------
Gain (loss) from continuing
     operations               $(    -0-)     $(    -0-)  $(    555) $(   -0-)

Gain (loss) from discontinued
     operations                     -0-            -0-         -0-       -0-
                               --------       --------    --------  --------
Net income (loss)             $(    -0-)     $(    -0-)  $(    555) $(   -0-)
                               ========       ========    ========  ========
Per share information:
----------------------
Basic (loss) per common share
 Continuing operations          $ (0.00)       $ (0.00)    $ ( N/A)  $ (0.00)
                                 ------         ------      ------    ------
 Discontinued operations        $ (0.00)       $ (0.00)    $ (0.00)  $ (0.00)
                                 ------         ------      ------    ------
Basic weighted average number
 common stock shs outstanding  1,004,520      1,004,520   1,004,520 1,004,520
                               =========      =========   ========= =========
Diluted (loss) per common share
 Continuing operations          $ (0.00)       $ (0.00)    $ ( N/A)  $ (0.00)
                                 ------         ------      ------    ------
 Discontinued operations        $ (0.00)       $ (0.00)    $ (0.00)  $ (0.00)
                                 ------         ------      ------    ------
Diluted weighted average number
 common stock shs outstanding  1,004,520      1,004,520   1,004,520 1,004,520
                               =========      =========   ========= =========

The accompanying notes are an integral part of these financial statements

            Apex Capital Group, Inc.
            STATEMENT OF CASH FLOWS
For Three Month and Six Months Ended June 30,
                 2002 and 2001

                                         Three Months Ended  Six Months Ended
                                              June 30,            June 30,
                                          2002        2001     2002      2001
                                        -------------------  ------------------
Operating Activities:
 Net income (loss)                     $(    -0-)$(    -0-)$(    555)$(    -0-)
Cash provided (used) on changes in:
  current assets/decrease(increases) &
  current liabilities/(decr.)incr.           -0-       -0-       -0-       -0-
                                        --------  --------  --------  --------
Net cash provided (used) by
     Operating activities              $(    -0-)$(    -0-)$(    555)$     -0-

Cash provided (used) by
     Financing activities              $     -0- $     -0- $     -0- $     -0-


Cash provided (used) by
     Investing activities              $     -0- $     -0- $     -0- $     -0-
                                        --------  --------  --------  --------
Net increase (decrease) in             $(    -0-)$(    -0-)$(    555)$     -0-

CASH, BEGINNING OF PERIOD                    -0-       -0-       555       -0-
                                        --------  --------  --------  --------
CASH, END OF PERIOD                    $     -0- $     -0- $     -0- $     -0-
                                        ========  ========  ========  ========

The accompanying notes are an integral part of these financial statements

           Apex Capital Group, Inc.
               FINANCIAL NOTES
   PERIOD ENDING SIX MONTHS JUNE 30, 2002

GENERAL.
The condensed consolidated financial statements of Apex Capital Group, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange
Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Apex Capital Group, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three and six month periods ended June 30, 2002 should be read in conjunction with the financial statements and notes thereto included in this report, the three month period ending March 31, 2002, and, the Apex Capital Group,
Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

On October 15, 1998, the Board of Directors issued a 20 to 1 forward split of its Common Stock 16,001 shares issued and outstanding; total shares outstanding after the split were 320,020.

On December 15, 1998, the Board of Directors agreed to sell up to 700,000 shares of its Common Stock at the stated par value of $.001 per share. Total shares sold were 684,500 at the stated par value of $.001 per share, for a total value of $684.50.

As of December 31, 1998, 1999, 2000, 2001 and June
30, 2002, there were 1,004,520 shares of Common
Stock issued and outstanding, for a total value of $700.51.

No Preferred Stock shares have been issued from the date of inception (January 25, 1996) through the period ending June 30, 2002.

NOTE 3-RELATED PARTY TRANSACTIONS

There have been no related party transactions for the current quarter ending June 30, 2002 and the six months ended June 30, 2002.

Prior periods transactions are set forth in detail in Apex Capital's Annual Report 10KSB dated
12/31/2001.

NOTE 4-CONVERTIBLE PROMISSORY NOTE PAYABLE $50,000

An accrual of $10,000 per year for Administrative
Support has been made for the years 1997 through June 30, 2002.

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

For the three month and six month periods ended
June 30, 2002 and 2001, Apex Capital did not pursue any financing activities.

For the three month and six month periods ended
June 30, 2002 and 2001, Apex Capital did not pursue any investing activities.

Results of Operations.
For the three month and six month ended June 30, 2002 and 2001, Apex Capital has not received any revenues from operations.

General and administrative expenses for the three months ended June 30, 2002 were $-0-, resulting in a loss from operations of $(-0-). Expenses for the six months period ended June 30, 2002 were $555.00, resulting in a loss from operation of $(555).

General and administrative expenses for the three months and six month periods ending June 301, 2001 were $-0-, resulting in a loss from operations of $(-0-).

                     SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 30, 2002

By: /s/ Dempsey K. Mork
        -----------------
        Dempsey K. Mork
        President and Chief
        Executive Officer