Form 10QSB
period 2002-09-30
APEX CAPITAL GROUP INC
filed 2002-11-15
CIK 1086141

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes X      No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                       1,004,520
Title of Class                             Number of Shares Outstanding
                                                at September 30, 2002

No exhibits included.

Item 1. Financial Statements
              Apex Capital Group, Inc.
                   BALANCE SHEET

                                   September 30,         December 31,
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
  issued & outstanding 1,004,520
  at 9/30/02 and 12/31/01
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
                                     ========              ========

The accompanying notes are an integral part of these financial statements

               Apex Capital Group, Inc.
               STATEMENT OF OPERATIONS
For Three Months & Nine Months Ended September 30,
                    2002 and 2001

<CAPTION
                                   Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                   2002          2001        2002      2001
Revenues                      $     -0-      $     -0-   $     -0-  $    -0-

General/Administrative Expenses
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
                               =========      =========   ========= =========

The accompanying notes are an integral part of these financial statements

            Apex Capital Group, Inc.
            STATEMENT OF CASH FLOWS
 For Three Month & Nine Months Ended September 30,
                 2002 and 2001

                                         Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
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
                                        ========  ========  ========  ========

The accompanying notes are an integral part of these financial statements

           Apex Capital Group, Inc.
               FINANCIAL NOTES
   PERIOD ENDING NINE MONTHS SEPTEMBER 30, 2002

GENERAL.

The condensed consolidated financial statements of Apex Capital Group, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange
Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Apex Capital Group, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three and nine month periods ended September 30, 2002 should be read in conjunction with the financial statements and notes thereto included in this report, the three month periods ending March 31, 2002, the six month periods ending June 30, 2002, and, the Apex Capital
Group, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

As of December 31, 1998, 1999, 2000, 2001 and
September 30, 2002, there were 1,004,520 shares of Common Stock issued and outstanding, for a total value of $700.51.

No Preferred Stock shares have been issued from the date of inception (January 25, 1996) through the period ending September 30, 2002.

NOTE 3-RELATED PARTY TRANSACTIONS

There have been no related party transactions for the current quarter ending September 30, 2002 and the nine months ended September 30, 2002.

Prior periods transactions are set forth in detail in Apex Capital's Annual Report 10KSB dated
12/31/2001.

NOTE 4-CONVERTIBLE PROMISSORY NOTE PAYABLE $50,000

An accrual of $10,000 per year for Administrative
Support has been made for the years 1997 through September 30, 2002.

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

For the three month and nine month periods ended
September 30, 2002 and 2001, Apex Capital did not pursue any financing activities.

For the three month and nine month periods ended
September 30, 2002 and 2001, Apex Capital did not pursue any investing activities.

Results of Operations.
For the three month and nine months ended
September 30, 2002 and 2001, Apex Capital has not received any revenues from operations.

General and administrative expenses for the three months ended September 30, 2002 were $-0-, resulting in a loss from operations of $(-0-).
Expenses for the nine month period ended September
30, 2002 were $555.00, resulting in a loss from operation of $(555).

General and administrative expenses for the three months and nine month periods ended September 30, 2001 were $-0-, resulting in a loss from operations of $(-0-).
                     SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 30, 2002

By: /s/ Dempsey K. Mork
        -----------------
        Dempsey K. Mork
        President and Chief
        Executive Officer