Form 10QSB
period 2003-06-30
APEX CAPITAL GROUP INC
filed 2003-09-16
CIK 1086141

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to _______________

           Commission File Number 000-27001

               Apex Capital Group, Inc.
      (Exact Name of Small Business Issuer as
              specified in its Charter)

          Nevada                                      91-1939535
(State or other Jurisdiction of                     I.R.S. Employer
Incorporation or Organization                    Identification Number

829 Francis Drive, Palm Springs, CA                      92262
(Address of principal executive offices)               (Zip Code)

                (760) 322-9277
           (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X      No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                       1,004,520
Title of Class                             Number of Shares Outstanding
                                                at June 30, 2003

No exhibits included.

Item 1. Financial Statements
              Apex Capital Group, Inc.

                   BALANCE SHEET

                                      June 30,           December 31,
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
                                   ==========            ==========

LIABILITIES & SHAREHOLDERS' EQUITY
==================================
Current liabilities:
 Convertible Promissory            $   50,000            $   50,000
   Note Payable (note 4)
                                     --------              --------
TOTAL LIABILITIES                  $   50,000            $   50,000
                                     --------              --------
SHAREHOLDERS' EQUITY

 Preferred stock, $0.001 par value:
  10,000 shares authorized;
  no shares issued and outstanding $      -0-          $        -0-

 Common stock, $0.001 par value:
  99,990,000 shares authorized;
  issued & outstanding 1,004,520
  at 3/31/03 and 12/31/02
  (NOTES 2 and 3)                         701                   701

 Retained earnings/(accum. deficit) (  50,701)           (   50,701)
                                     --------              --------
TOTAL SHAREHOLDERS' EQUITY(DEFICIT)$(  50,000)         $ (   50,000)
                                     --------              --------

TOTAL LIABILITIES & EQUITY         $      -0-          $        -0-
                                     ========              ========

The accompanying notes are an integral part of these financial statements

               Apex Capital Group, Inc.
               STATEMENT OF OPERATIONS
For Three Months & and Year to date period ending June 30,
                    2003 and 2002

<CAPTION
                                   3 Months Ended    Year to date
                                       June 30,         June 30,

                                   2003     2002     2003      2002
Revenues                        $   -0-  $   -0-  $   -0-   $   -0-

General/Administrative Expenses
  Misc Office Expenses              -0-      -0-      -0-       555
                                  -----    -----    -----     -----
Income/(Loss) from Operations   $(  -0-) $(  -0-) $(  -0-)  $(  555)


Other income/(expenses)             -0-      -0-      -0-       -0-
                                  -----    -----    -----     -----
Gain (loss) from continuing
     operations               $(    -0-) $(  -0-) $(  -0-)  $(  555)

Gain (loss) from discontinued
     operations                     -0-      -0-      -0-       -0-
                                  -----    -----    -----     -----
Net income (loss)             $(    -0-) $(  -0-) $(  -0-)  $(  555)
                                  =====    ======   =====     =====
Per share information:
- ----------------------
Basic (loss) per common share
 Continuing operations          $ (0.00) $ (0.00) $ (0.00)  $ (0.00)
                                  -----    -----    -----     -----
 Discontinued operations        $ (0.00) $ (0.00) $ (0.00)  $ (0.00)
                                  -----    -----    -----     -----
Basic weighted average number
 common stock shs outstanding 1,004,520 1,004,520 1,004,520 1,004,520
                              ========= ========= ========= =========
Diluted (loss) per common share
 Continuing operations          $ (0.00) $ (0.00) $ (0.00)   $ (0.00)
                                  -----    -----    -----      -----
 Discontinued operations        $ (0.00) $ (0.00) $ (0.00)   $ (0.00)
                                  -----    -----    -----      -----
Diluted weighted average number
 common stock shs outstanding 1,004,520 1,004,520 1,004,520 1,004,520
                              ========= ========= ========= =========

The accompanying notes are an integral part of these financial statements

            Apex Capital Group, Inc.
            STATEMENT OF CASH FLOWS
 For Three Months and Year to Date period ended March 31,
                 2003 and 2002


                                   3 Months Ended     Year to Date
                                       June 30,          June 30,
                                     2003    2002     2003      2002
Operating Activities:
 Net income (loss)                $(  -0-) $(  -0-) $(  -0-) $(  555)

Cash provided (used) changes in:
  current assets/decr.(incr.) and
  current liabilities/(decr.)incr.    -0-      -0-      -0-      -0-
                                    -----    -----     -----   -----
Net cash provided (used) by
     Operating activities         $(  -0-) $(  -0-) $(  -0-) $(  555)

Cash provided (used) by
     Financing activities         $   -0-  $   -0-  $   -0-  $   -0-

Cash provided (used) by
     Investing activities         $   -0-  $   -0-  $   -0-  $   -0-
                                    -----    -----    -----    -----
Net increase (decrease) in        $(  -0-) $(  -0-) $(  -0-) $(  555)

CASH, BEGINNING OF PERIOD             -0-      -0-      -0-      555
                                    -----    -----    -----    -----
CASH, END OF PERIOD               $   -0-  $   -0-  $   -0-  $   -0-
                                    =====    =====    =====    =====


The accompanying notes are an integral part of these financial statements

           Apex Capital Group, Inc.
               FINANCIAL NOTES
        PERIOD ENDING JUNE 30, 2003

GENERAL.

The condensed consolidated financial statements of Apex Capital Group, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Apex Capital Group, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the six month period ending June 30, 2003 should be read in conjunction with the financial statements and notes thereto included in this report, and, the Apex Capital Group, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

As of June 30, 2003 and December 31, 2002, there were 1,004,520 shares of Common Stock issued and outstanding, for a total value of $700.51.

No Preferred Stock shares have been issued from the date of inception (January 25, 1996) through the period ending June 30, 2003.

NOTE 3-RELATED PARTY TRANSACTIONS

There have been no related party transactions for the current quarter ending June 30, 2003 and the prior fiscal year 12 months ended December 31, 2002.

Prior periods transactions are set forth in detail in Apex Capital's Annual Report 10KSB dated 12/31/2002.

NOTE 4-CONVERTIBLE PROMISSORY NOTE PAYABLE $50,000

An accrual of $10,000 per year for Administrative Support has been made for the years 1996 through 2000, a total of $50,000 for a 5-year period. These notes are convertible at a rate of $.05/cents per share at the option of the holder.

NOTE 5-GOING CONCERN AND INCIDENTAL COSTS

The Company has had no business activities.

Incidental costs to maintain legal registrations with the Security and Exchange Commission have been paid or assumed by the current officers/directors. This will continue for the foreseeable future.

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

For the six month periods ended June 30, 2003 and 2002, Apex Capital did not pursue any financing activities.

For the six month periods ended June 30, 2003 and 2002, Apex Capital did not pursue any investing activities.

Results of Operations.
For the six month periods ended June 30, 2003 and 2002, Apex Capital has not received any revenues from operations.

General and administrative expenses for the six months ended June 30, 2003 were $-0-, resulting in a loss from operations of $(-0-).

General and administrative expenses for the six months ended June 30, 2002 were $555.00, resulting in a loss from operation of $(555).

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of June 30, 2003 (the evaluation date).

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

Date:  August 19, 2003

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

 (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 15, 2003
/s/Dempsey Mork
- - --------------------------
Dempsey Mork
Chief Executive Officer
Chief Financial Officer