Form 10QSB
period 2003-09-30
APEX CAPITAL GROUP INC
filed 2003-11-17
CIK 1086141

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sept 30, 2003

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

Yes X      No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.


Common Stock, $.001 par value                       1,004,520
Title of Class                             Number of Shares Outstanding
                                                at Sept. 30, 2003

No exhibits included.




Item 1. Financial Statements

              Apex Capital Group, Inc.

                   BALANCE SHEET


                                      Sept. 30,           December 31,
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
  issued & outstanding 1,004,520
  at 9/30/03 and 12/31/02
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
                                     ========              ========


The accompanying notes are an integral part of these financial statements





               Apex Capital Group, Inc.
               STATEMENT OF OPERATIONS
For Three Months & and Year to date period ending Sept. 30,
                    2003 and 2002


                                   3 Months Ended    Year to date
                                       Sept. 30,         Sept. 30,

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
- - ----------------------
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
Diluted weighted average number
 common stock shs outstanding 1,004,520 1,004,520 1,004,520 1,004,520
                              ========= ========= ========= =========

The accompanying notes are an integral part of these financial statements





            Apex Capital Group, Inc.
            STATEMENT OF CASH FLOWS
 For Three Months and Year to Date period ended Sept. 30,
                 2003 and 2002



                                   3 Months Ended     Year to Date
                                       Sept. 30,          Sept. 30,
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
                                    =====    =====    =====    =====



The accompanying notes are an integral part of these financial statements












           Apex Capital Group, Inc.
               FINANCIAL NOTES
        PERIOD ENDING SEPT. 30, 2003

GENERAL.

The condensed consolidated financial statements of Apex Capital Group, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Apex Capital Group, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the nine month period ending Sept. 30, 2003 should be read in conjunction with the financial statements and notes thereto included in this report, and, the Apex Capital Group, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

As of Sept. 30, 2003 and December 31, 2002, there were 1,004,520 shares of Common Stock issued and outstanding, for a total value of $700.51.

No Preferred Stock shares have been issued from the date of inception (January 25, 1996) through the period ending June 30, 2003.

NOTE 3-RELATED PARTY TRANSACTIONS

There have been no related party transactions for the current quarter ending Sept. 30, 2003 and the prior fiscal year 12 months ended December 31, 2002.

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

For the nine month periods ended Sept. 30, 2003 and 2002, Apex Capital did not pursue any investing activities.

Results of Operations.
For the nine month periods ended Sept. 30, 2003 and 2002, Apex Capital has not received any revenues from operations.

General and administrative expenses for the nine months ended Sept. 30, 2003 were $-0-, resulting in a loss from operations of $(-0-).

General and administrative expenses for the nine months ended Sept. 30, 2002 were $555.00, resulting in a loss from operation of $(555).

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended Sept. 30, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of Sept. 30, 2003 (the evaluation date).

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

Date:  November 13, 2003

By:
        -----------------
        Dempsey K. Mork
        President and Chief
        Executive Officer



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

Date:  November 13, 2003



- - - --------------------------
Dempsey Mork
Chief Executive Officer
Chief Financial Officer




CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. 1350 (as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002), I, the Chief Executive Officer and Chief Financial Officer of Apex Financial, Inc. (the 'Company"), hereby certify, that to the best of my knowledge, the Quarterly report on Form 10-Q of the Company for the quarterly period ended Sept., 2003 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 13, 2003


----------------------
Chief Executive Officer and
Chief Financial Officer