Form 10KSB
period 2003-12-31
APEX CAPITAL GROUP INC
filed 2004-04-06
CIK 1086141

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-KSB


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the period ended December 31, 2003


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

                                                   Yes X    No


Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.


Common Stock, $.001 par value                               1,004,520
Title of Class                            Number of Shares Outstanding
                                                at December 31, 2003


No exhibits included.

                        PART I


Item 1.  Description of Business.


Business Development.


Apex Capital Group, Inc. (the "Company") was organized under the laws of the State of Nevada on February 24, 1987, under the name of Pinnacle Management Group, Inc. The Company was incorporated to engage in any lawful activity.

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

As of December 31, 2003, Common Stock shares issued and outstanding were 1,004,520, for a total value of $700.51.


Preferred Stock.

As of December 31, 2003, there have been no shares issued and none are outstanding.

Item 2.  Description of Property.

The Company currently has no assets or property. The Company's headquarters are furnished by Mr. Dempsey Mork, President/CEO.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of matters to a vote of Security holders.

None.
                            PART II

Item 5.  Management Discussion and Analysis or Plan of Operation.

No significant business activity was conducted by the Company during the fiscal year 2003. As a result, no income was realized by the Company in 2003 and there was no cash in the bank at the end of the year.

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

Plan of Operations.
During the year 2003, there were no revenues or income received. There were no expenses incurred for year 2003. Net Operating Loss was -0-.

During the year 2002, there were no revenues or income received. There were no expenses incurred for year 2002. Net Operating Loss was -0-.

For the years ended December 31, 2003 and 2002, there were no advances or loans from officers/directors.

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

Controls and Procedures.   The Chief Executive Officer and the Chief
Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2003,the evaluation date.

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


Item 7.  Security Ownership of Certain Beneficial Owners & Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 1,004,520 Company's common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit:



                                    Number of Shares       Percentage
Name and address                   Beneficially Owned       of Class
--------------------------------   ------------------      ----------
Magellan Capital Corporation(1)       300,000*               29.87%*
Pension Plan & Trust/D.K. Mork
829 Francis Drive
Palm Springs, CA 92262

Magellan Capital Corporation(1)
Pension Plan & Trust/D.K. Mork        300,000*               29.87%*
829 Francis Drive
Palm Springs, CA 92262

Dempsey K. Mork(1)                     50,720*                5.04%*
829 Francis Drive
Palm Springs, CA 92262
                                      -------                -----
   Sub Total Dempsey Mork
    Beneficially owned*               650,720*               64.78%*

Norbert L. LeBoeuf(1)                  19,280                 1.91%
829 Francis Drive
Palm Springs, CA 92262

Magellan Capital Corporation (1)      203,860                20.29%
829 Francis Drive
Palm Springs, CA 92262
                                     --------                -----
          TOTAL                       952,860*               87.57%
                                     ========                =====
 (1)  The addresses of these persons are in c/o the Company.

* Percentage calculation of 1,004,520 shares outstanding at 12/31/2003.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Evaluation of the Company's Disclosure Controls. As of the end of the period covered by this Annual Report on Form 10-KSB, the Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are procedures that are designed with the objective of ensuring that information required 5to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been discovered.

                          PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders (held in November of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination:


                                           Date of       Date of
                                         Election or   Termination or
Name                Positions Held       Designation   Resignation
- ------------------  -------------------  -----------   --------------

Dempsey K. Mork     President CEO/
                     Director              6/30/1996         -

Norbert L. LeBoeuf  Chief Financial
                     Officer/Director     12/15/2001         -



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

          Number                          As of 12/31/2003
         of Shares Name                  Position/Job Title
         --------- --------------------- --------------------

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



                             APEX CAPITAL GROUP, INC.
                                    PART F/S
                          Index to Financial Statements
                      Report of Certified Public Accountant


Financial Statements
- --------------------

(1) Audited Financial Statements for 12 months year ended December 31,
2003:

    Independent Auditor's Report-

      Balance Sheets at 12/31/2003 and 12/31/2002

      Statements of Operations for Yrs 2003 - 2002

      Statements of Cash Flows for Yrs 2003 - 2002

      Statement of Stockholders' Equity from 1996 through

        12/31/2003).
      Notes to the Financial Statements





The Board of Directors
APEX CAPITAL GROUP, INC.
Palm Desert, California





                    INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheet of Apex Capital Group, Inc. as of December 31, 2003 and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended.

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

In my opinion, the financial statements referred above present fairly, in all material respects, the financial position of Apex Capital Group, Inc. as of December 31, 2003 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.





/s/ David M. Winings
 -------------------






 David M. Winings, C.P.A.
 Palm Desert, CA 92211
 March 27, 2004

                            Apex Capital Group, Inc.
                                 BALANCE SHEET


                                     AUDITED               AUDITED
                                   December 31,          December 31,
              ASSETS                   2003                   2002

CURRENT ASSETS:
 Cash                                 $     -0-           $     -0-
                                       --------            --------
  Total current assets                $     -0-           $     -0-
                                       --------            --------
FIXED ASSETS:
 Property and Equipment, net
   of depreciation                    $     -0-           $     -0-
                                       --------            --------
TOTAL ASSETS                          $     -0-           $     -0-
                                       ========            ========

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:

Convertible Promissory Note (NOTE 4)  $  50,000           $  50,000
                                       --------            --------
  Total current liabilities           $  50,000           $  50,000
                                       --------            --------

TOTAL LIABILITIES                     $  50,000           $  50,000
                                       --------            --------
SHAREHOLDERS' EQUITY (NOTES 1 & 2)
 Preferred stock, par value $.001;
  10,000 shares authorized; -0-
  shares issued and outstanding
  as of 12.31.03 and 12.31.02         $     -0-           $     -0-

 Common stock, par value $.001;
  99,990,000 shares authorized;
  issued & outstanding 1,004,520
  at 12/31/2003 and 12/31/2002              701                 701

Retained earnings
  Accumulated deficit)                 ( 50,701)           ( 50,701)
                                       --------            --------
TOTAL SHAREHOLDERS' EQUITY            $( 50,000)          $( 50,000)
                                       --------            --------
TOTAL LIABILITIES & EQUITY            $     -0-           $     -0-
                                       ========            ========
The accompanying notes are an integral part of these financial statements

                          Apex Capital Group, Inc.
                          STATEMENT OF OOPERATIONS
      For the Twelve Months/Year Ending December 31, 2003 and 2002



                                              AUDITED     AUDITED
                                            December 31,  December 31,
2003	       2002


Revenues/Income                              $     -0-   $     -0-
                                              --------    --------
Operating Expenses                           $     -0-   $     -0-
                                              --------    --------

Income (Loss) From Operations                $(    -0-)  $(    -0-)
                                              --------    --------

Other Income/(Expense)                             -0-         -0-
                                              --------    --------

Net Income (Loss)                            $(    -0-)  $(    -0-)
                                              ========    ========


Per share information:


Basic Income/ (Loss) per common share           $(0.0)      $(0.0)
                                                -----       -----

Basic weighted average number
 Common Stock shares outstanding             1,004,520   1,004,520
                                             =========   =========

Diluted (loss) per common share                 $(0.0)      $(0.0)
                                                ------      ------

Diluted weighted average number
 Common Stock shares outstanding             1,OO4,520   1,004,520
                                             =========   =========






The accompanying notes are an integral part of these financial statements


                      Apex Capital Group, Inc.
                      STATEMENT OF CASH FLOWS
      For Twelve Months/Year Ending December 31, 2003 and 2002



                                                  AUDITED   AUDITED
                                                    2003      2002


Cash Flows From Operating Activities:

Net income (loss):                               $(   -0-) $(   -0-)
                                                  -------   -------

Adjustments to Reconcile Net (loss) to net
  Cash (Used) Provided by Operations                  -0-       -0-

                                                  -------   -------
Net Cash (Used) Provided by Operation                 -0-       -0-
                                                  -------   -------

Net Cash Increase (Decrease)                     $    -0-  $    -0-

Cash, Beginning of period                             -0-       -0-
                                                  -------   -------

Cash, End of period                              $    -0-  $    -0-
                                                  =======   =======



















The accompanying notes are an integral part of these financial statements
                  Apex Capital Group, Inc.
              Statement of Stockholders' Equity
     For the Years Ended December 31 (From 1996 to 2003)
                                            PAID-IN ACCUM $   TOTAL
              PREF STOCK    COMMON STOCK        $   EARNINGS  NET $
               SHS $AMT  SHARES      $ AMT  CAPITAL (LOSSES)(DEFICIT)
              ---- ---- ----------- ------- ------- -------- --------
                     $                 $       $        $        $
BALANCE AT
 12/31/95      -0-  -0-         -0-     -0-     -0-      -0-      -0-

 Issue Stock                 16,001      16         (     16)
 For Svc Rend.
BALANCE AT    ---- ---- ----------- -------  ------ --------  -------
 12/31/96      -0-  -0-      16,201      16     -0- (     16)     -0-

BAL. 12/31/97  -0-  -0-      16,201      16     -0- (     16)     -0-
                            =======
 10/15/98 Fwd.
 Split 20for1               320,020     -0-                       -0-

 12/15/98 Stk               684,500     685                       685
 Sold par$.001
BALANCE AT    ---- ---- ----------- -------  ------ --------  -------
 12/31/98      -0-  -0-   1,004,520     701     -0- (     16)     685
 Yr. 1999
 Retro 3yrEXP
 5Yr SuptSvc                                        ( 30,000) (30,000)

 Yr 99 SptSvc                                       ( 10,000) (10,000)
BALANCE AT    ---- ---- ----------- -------  ------ --------  -------
 12/31/99      -0-  -0-   1,004,520     701     -0- ( 40,016) (39,315)
 Yr 2000 exp                                        (    130) (   130)

 5TH YrSptSvc                                        ( 10,000) (10,000)
BALANCE AT    ---- ---- ----------- ------- ------- --------  -------
 12/31/2000    -0-  -0-   1,004,520     701     -0- ( 50,146) (49,445)
              ---- ---- ----------- ------- ------- --------  -------
BALANCE AT
 12/31/2001    -0-  -0-   1,004,520     701     -0- ( 50,146) (49,445)

 Yr 2002 exp                                        (    555) (   555)
              ---- ---- ----------- ------- ------- --------  -------
BALANCE AT
 12/31/2002    -0-  -0-   1,004,520     701     -0- ( 50,701) (50,000)
              ---- ---- ----------- ------- ------- --------  -------
BALANCE AT
 12/31/2003    -0-  -0-   1,004,520     701     -0- ( 50,701) (50,000)
              ==== ==== =========== ======= ======= ========  =======

The accompanying notes are an integral part of these financial statements


                   Apex Capital Group, Inc.
                Notes to Financial Statements
        For The Twelve Months Ended December 31, 2003


GENERAL:


The condensed consolidated financial statements of Apex Capital Group, Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Apex Capital believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the twelve month period ended December 31, 2003 should be read in conjunction with the financial statements and notes thereto included in this report, the Quarterly Reports for year 2003 (March 31, June 30, September 30) and the prior year Apex Capital's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.


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

No Preferred Stock shares have been issued and none are outstanding as of December 31, 2003 and 2002.

Common Stock shares issued and outstanding as of December 31, 2003 and 2002, were 1,004,520.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

As of the year end December 31, 1997, there were 16,201 Common Stock shares issued and outstanding.

On October 15, 1998, a 20 for 1 forward split was made on the 16,201 shares of Common Stock issued and outstanding. The resulting Common Stock issued and outstanding were 320,020.


NOTE 3-ASSETS AND WORKING CAPITAL:

As of the current year ended December 31, 2003, the Company has no assets and no working capital. The Company has not started operations. The President/CEO furnishes office space for the Company Headquarters.


NOTE 4-CURRENT LIABILITIES:

The $50,000 balance at December 31, 2003 represents the accruals of $10,000 per year for Management Services rendered on a 5 Year
Convertible Promissory Notes covering years 1995, 1996, 1997, 1998, and 1999. These note are convertible at a rate of $.05/cents per share at the option of the holder.


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

   3.i  Articles of Incorporation
         incorporated by reference

   3.ii By-Laws of Apex Capital Group, incorporated by reference

   4.i  Form of Specimen of common stock
         incorporated by reference

   5    Exhibit 99 - Certifications pursuant to 18 U.S.C. Section 1350


(B)    REPORTS ON FORM 8-K

          None

 ITEM 14. Principal Accountant Fees and Services

Audit Fees. The Company incurred aggregate fees and expenses of $500.00 and $-0-, respectively, from David Winings, C.P.A., for the fiscal years 2003 and 2002 annual audit and for review of the Company's consolidated financial statements included in its Forms 10-QSB for the 2003 and 2002 fiscal years.

Tax Fees. The Company did not incur any tax fees to David Winings, C.P.A. for the fiscal years 2003 and 2002 for professional services rendered for tax compliance, tax advice, and tax planning.

All other costs. During the 2003 fiscal year, the Company incurred aggregate fees and expenses of $-0- from David Winings, C.P.A. for all other services consisting of other fees ad expenses of $-0-. Audit related fees and expenses were for the audit of the Company accounting consultation and consents. Other fees and expenses were primarily for tax compliance and tax consultation.

The Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2003 and 2002 were approved by the Audit Committee pursuant to its policies and procedures. The Company intends to continue using David Winings, C.P.A., solely for audit and audit related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorize person.

Date:    April 1, 2004

Apex Capital Group, Inc.
/s/ Dempsey K. Mork
- ------------------------------------
By: Dempsey K. Mork, President/CEO-Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature                  Capacity                   Date

/s/Dempsey K. Mork       President/CEO              05/1/2004
- --------------------      Director
Dempsey K. Mork

/s/Norbert LeBoeuf       Chief Financial Officer/   05/1/2004
- --------------------      Director
Norbert LeBoeuf



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


Date:  April 1, 2004


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


Date:  April 1, 2004


/s/Norbert LeBoeuf
- --------------------------------
Norbert LeBoeuf, Chief Financial Officer