Form 10KSB
period 2004-12-31
APEX CAPITAL GROUP INC
filed 2005-09-14
CIK 1086141

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

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

Item 1.  Description of Business.

Business Development.

Apex Capital Group, Inc. (the "Company") was incorporated under the laws of the State of Nevada on January 25, 1996, under the name of Pinnacle Management Group, Inc. The Company was incorporated to engage in any lawful activity.

The Company's articles initially authorized the Company to issue a total of 60,000 shares of stock, consisting of 50,000 shares of common stock and 10,000 shares of preferred stock, both at a par value of $0.001 per share.

An amendment to the Articles of Incorporation was filed on February 6, 1996 changing the name of the corporation to Apex
Capital Group, Inc.

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

Common Stock.

On October 15, 1998, the Board of Directors issued a 20 to 1 forward split of the 16,001 common stock shares issued and outstanding. Total shares issued and outstanding after the split were 320,020, for a total value of $16.

On December 15, 1998, the Board of Directors agreed to sell up to 700,000 shares of its common stock at the stated par value of $0.001 per share. Total shares issued were 684,500 at the stated par value $0.001 per share, for total cash received of $685.

As of December 31, 1998, the common stock shares issued and outstanding were 1,004,520, for a total value of $701.

As of December 31, 2004 and 2003, there were 1,004,520 common shares issued and outstanding.

Preferred Stock.

As of December 31, 2004, there have been no shares issued and none are outstanding.



Item 2.  Description of Property.

The Company currently has no assets or property. The Company's headquarters are furnished by Mr. Dempsey Mork, President/CEO.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related
Stockholders.

There is not currently a public trading market for the Company's securities, and the Company will act as its own transfer agent until an active public trading market is established. As of December 31, 2004, there were 1,004,520 shares outstanding. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future. There were 51 shareholders at September 9, 2005.

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

No significant business activity was conducted by the Company during the fiscal year 2004. As a result, no income was earned by the Company in 2004 and there was no cash in the bank at the end of the year.

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

Plan of Operations.

During the years ended December 31, 2004 and 2003, there were no revenues earned. The Company incurred management and operating expenses totaling $10,000 during each of the fiscal years 2004 and 2003.

We do not expect to purchase any significant equipment for the foreseeable future.

We do not expect any significant changes in the number of employees in the next twelve months.

We do not currently provide any services and have not generated any revenues, and we do not expect to generate revenues for the foreseeable future, nor do we anticipate incurring any significant expenses. Therefore, we will continue to operate on a minimal operating budget. We intend to limit our operations to seeking merger and acquisition candidates.

Item 7.  Financial Statements.

See financial statements.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

On September 8, 2005, the Company filed a Form 8-K indicating the replacement of its previous auditor, Mr. David Winings, CPA, Palm Desert, CA, with Child, Sullivan & Co., Certified Public Accountants, Kaysville, UT. This change was made in order to comply with SEC Regulations, which require that all public companies have a PCAOB registered accountant audit and certify year-end financial statements. Mr. Winings was not registered with the PCAOB. There were no disagreements between the Company and Mr. Winings.








Item 8a.  Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2004, the evaluation date.

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

Item 8b.  Other Information

None

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(A) of the Exchange Act

The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders (held in November of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination:

                                           			Date of
	Date of
                                        	 		Election or
	Termination or
Name               	Positions Held		Designation   	Resignation
----------------------- 	-----------------------------	----------------	--
---------------

Dempsey K. Mork	President/CEO/Director	6/30/1996         	N/A

Norbert L. LeBoeuf	CFO/Director     		12/15/2001	N/A


Business Experience of Directors/Executive Officers:

Mr. Mork has been the majority shareholder, President, Chief Executive Officer/Director of Apex Capital Group, Inc. since
1996. For the past eight years, he has been an officer/director of Magellan Capital Corporation; Animal Cloning Sciences, Silver
Bow Antique Aviation, Asian Financial, Inc., Knickerbocker
Capital Corporation and North Star Ventures. Mr. Mork has experience in start-up companies, business reorganizations and cross border business trans-actions. He will spend approximately 20 hours per month on Apex Capital Group, Inc. business.

Mr. Norbert LeBoeuf is a shareholder, officer/director of Apex Capital Group, Inc. He has been responsible for all accounting and tax functions for all Companies with which Mr. Mork has been affiliated. Mr. LeBoeuf's professional career includes three years in the U.S. Marine Corps Legal/Administrative functions (1952-55) and forty years in all areas of accounting for small, medium and large (Fortune 500 Companies) in Electronics, Manufacturing and Aerospace. He is also an officer/director of Knickerbocker Capital Corporation, Silver Bow Antique Aviation, Northstar Ventures,
Animal Cloning Sciences, and Asian Financial, Inc., and will spend approximately 20 hours per month on Apex Capital Group, Inc. business.

Significant Employees.

The Company has no employees who are not executive officers.

Code of Ethics

The Company has adopted a code of ethics that applies to the chief executive officer and chief financial officer and is included in this Form 10-KSB as Exhibit 14.1.

Item 10.  Executive Compensation

None

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 1,004,520 Company's common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit:

	                                   	 Number of Shares
	Percentage
Name and Address                   	Beneficially Owned
of Class
-----------------------------------------   ----------------------------
----------
Magellan Capital Corporation(1)       		600,000*			59.73%*
Pension Plan & Trust/D.K. Mork
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253

Dempsey K. Mork(1)                    		 50,720*
5.05%*
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253                                 	      -------
-------
   Sub Total Dempsey Mork
    Beneficially owned*              		 650,720*
64.78%*

Norbert L. LeBoeuf(1)                  		19,280
1.92%
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253
Magellan Capital Corporation (1)      		203,860
20.29%
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253

                                     			--------
	--------
          TOTAL                       		873,860*
87.00%
                                     			======
=====

 (1)  The addresses of these persons are in c/o the Company.

* Percentage calculation of 1,004,520 shares outstanding at September 9, 2005.

Item 12.  Certain Relationships and Related Transactions

The Company has accrued $10,000 per year for management services rendered by the Company's majority shareholder/President pursuant to a five-year convertible promissory note covering years 1995 through 1999 for a total balance of $50,000 at December 31, 2004. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due
December 31, 2008.

The Company has accrued $20,000 during 2004 and 2003 for management services rendered by an affiliate of the Company's majority shareholder/President pursuant to the terms of a convertible promissory note. This note is non-interest bearing and convertible at a rate of $0.02 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Company's officers and directors have resolved to provide for various minimal expenses incurred by the Company without repayment until such time that a merger candidate is found. These expenses consist of, but are not limited to, office space, accounting, filing requirements, and management services.

Item 13.  Exhibits and Reports on Form 8-K

(a)	The Exhibits listed below are filed as part of this Annual
Report.

Exhibit No.
--------------

3.1	Articles of Incorporation (Incorporated by reference from
Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 11, 1999).

3.2	Bylaws (Incorporated by reference from Registration
Statement on Form 10-SB filed with the Securities and Exchange Commission on August 11, 1999).

14.1	Code of Ethics

31.1 Certification Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The Corporation did not file any reports on Form 8-K
during the quarter ended December 31, 2004.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees incurred during the years ended December 31, 2004 and 2003 for professional services rendered by our principal accountant, Child, Sullivan & Company, for the audits of our annual financial statements and review of our quarterly financial statements is $0. During 2005, the Company incurred fees for the annual audits and quarterly reviews of $2,200 for each of the years ended December 31, 2004 and 2003.

The Company did not incur any fees for professional services with our former principal accountant, David Winings, CPA, for the audits of our annual financial statements and review of our quarterly financial statements for the years ended December 31, 2004 and 2003.

Audit-Related Fees

The Company did not incur any fees for the years ended December
31, 2004 or 2003 for professional services that are reasonably related to the audit or review of our financial statements that are not covered in the "Audit Fees" disclosure above.

Tax Fees

The Company did not incur any fees for the years ended December
31, 2004 and 2003 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed for the years ended December 31, 2004 or 2003 for professional services rendered by our auditors for all other services not disclosed above.





SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  September 9, 2005

Apex Capital Group, Inc.



By:  /s/  Dempsey Mork
-------------------------------------
Dempsey Mork
President and CEO


By:  /s/  Norbert L. LeBoeuf
-------------------------------------
Norbert L. LeBoeuf
CFO




APEX CAPITAL GROUP, INC.
(A Development Stage Company)

Financial Statements

December 31, 2004 and 2003




Report of Independent Registered Public Accounting
Firm....................................1

Financial Statements:

Balance Sheet as of December 31,
2004.......................................................... 2

Statements of Operations for
the years ended December
31, 2004 and 2003, and
cumulative from
inception (January 25, 1996) to December 31,
2004.............................................3

Statements of Changes in
Stockholders' Deficit
cumulative from inception
(January 25, 1996) to
December 31,
2004...........................................................................
.........4

Statements of Cash Flows for
the years ended December
31, 2004 and 2003, and
cumulative from
inception (January 25, 1996) to December 31,
2004.............................................5

Notes to the Financial
Statements............................................................... 6-8
























Report of Independent Registered Public Accounting Firm


To the Board of Directors
Apex Capital Group, Inc.

We have audited the balance sheet of Apex Capital Group, Inc. (a development stage company) (the Company) as of December 31, 2004, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company has suffered net losses since inception and is still considered a development stage company, as it has not yet obtained revenues from its planned principle operations.
These factors raise substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Child, Sullivan & Company
Kaysville, Utah
August 31, 2005


APEX CAPITAL GROUP, INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 2004


ASSETS

Total assets                   	$	-


LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current liabilities	$	-

Long-term liabilities:
Notes payable - related parties (note 4)          		70,000

Total liabilities		70,000

STOCKHOLDERS' DEFICIT (note 3)

Preferred stock; $0.001 par value; 10,000 shares
   authorized; no shares issued and outstanding		-

Common stock; $0.001 par value; 99,990,000 shares
   authorized; 1,004,520 shares issued and outstanding		1,005

Additional paid-in capital		(304)
Deficit accumulated during development stage		(70,701)

Total stockholders' deficit		(70,000)

Total liabilities and stockholders' deficit	$	-








See accompanying notes to the financial statements.
APEX CAPITAL GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS



							Cumulative from

For the Year Ended

Inception

December 31,

(January 25, 1996)

2004

2003

to December 31, 2004







 (UNAUDITED)


Revenues
 $                      -

 $                       -

 $                              -










Operating expenses
               10,000

                 10,000

                       70,701










Net loss from operations
(10,000)

              (10,000)

                    (70,701)










Other income (expense)
-

-

-










Net loss
$             (10,000)

$            (10,000)

$                   (70,701)










Net income (loss) per share
 $                (0.01)

 $                (0.01)












Weighted average number







   common shares outstanding
             1,004,520

            1,004,520





















See accompanying notes to the financial statements.


APEX CAPITAL GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS'
DEFICIT
(UNAUDITED)










Deficit












Accumulated










Additional


During





Common


Paid-In


Development



Shares

Stock


Capital


Stage

Total
Balance, January 25, 1996











   (date of inception)
                 -

 $            -


 $                   -


 $                   -

 $                   -
Shares issued for services
320,020

320


 (304)


       --

    16
Net loss
-

-


-


(10,016)

(10,016)












Balance, December 31, 1996
320,020

320


(304)


(10,016)

(10,000)
Net loss
-

-


-


(10,000)

(10,000)












Balance, December 31, 1997
320,020

320


(304)


(20,016)

(20,000)
Shares issued for cash
684,500

       685


-


-

                685
Net loss
-

-


-


(10,000)

(10,000)












Balance, December 31, 1998
    1,004,520

       1,005


       (304)


(30,016)

(29,315)
Net loss








       (10,000)

    (10,000)












Balance, December 31, 1999
1,004,520

       1,005


    (304)


       (40,016)

     (39,315)
Net loss
-

-


-


(10,130)

(10,130)












Balance, December 31, 2000
1,004,520

1,005


(304)


(50,146)

(49,445)












Balance, December 31, 2001
    1,004,520

1,005


       (304)


(50,146)

     (49,445)
Net loss
-

-


-


(555)

(555)












Balance, December 31, 2002
1,004,520

1,005


(304)


(50,701)

(50,000)
Net loss








       (10,000)

    (10,000)












Balance, December 31, 2003
  1,004,520

     1,005


             (304)


        (60,701)

        (60,000)
Net loss








       (10,000)

    (10,000)












Balance, December 31, 2004
1,004,520

$     1,005


$             (304)


$        (70,701)

$        (70,000)





































APEX CAPITAL GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS








C Cumulative

For the Year Ended
from Inception





December 31,
(January 26, 1996)





2004

2003



to December 31,
2004







(UNAUDITED)
Operating Activities







   Net income (loss)
$        (10,000)

$        (10,000)



$           (70,701)








Adjustments to reconcile net loss to







       net cash used in operations:







   Issuance of shares for services rendered
-

-



16
   Issuance of notes payable to related parties







      for services rendered
10,000

10,000



70,000








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








Supplemental information







Non-cash investing and financing activities:







Issuance of notes payable to related parties







    for services rendered
$          10,000

$          10,000



$             70,000

See accompanying notes to the financial statements.


APEX CAPITAL GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003, and for the
Period of January 25, 1996 (Inception) through December 31,
2004


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

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the years ended December 31, 2004 and 2003. During the years ended December 31, 2004 and 2003, the Company paid $0 in interest and income taxes.

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the years ended December 31, 2004 and 2003.

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

APEX CAPITAL GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003, and for the
Period of January 25, 1996 (Inception) through December 31,
2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (continued)

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The
Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $71,000 expiring in the years 2016 through 2024.
The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $28,400 and has been offset by a full valuation allowance, which increased by $4,000 during each of the years ended December 31, 2004 and 2003.

NOTE 3 - STOCKHOLDERS' DEFICIT

As of December 31, 1997, there were 16,001 Common Stock shares issued and outstanding. On October 15, 1998, a 20 for 1 forward split was made, resulting in common stock issued and outstanding of 320,020. The split has been retroactively reflected since inception in the statements of changes in stockholders' equity.

On December 15, 1998, the Board of Directors agreed to sell up to 700,000 shares of its common stock at the stated par value of $.001 per share. Total shares issued were 684,500 at the stated par value $.001 per share, for $685 in cash.

Common stock shares issued and outstanding as of December 31, 2004 and 2003 were 1,004,520. No preferred stock has been issued and none are outstanding as of December 31, 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued $10,000 per year for management
services rendered by the Company's majority
shareholder/President pursuant to a five-year convertible
promissory note covering years 1995 through 1999 for a total balance of $50,000 at December 31, 2004.  This note is non-
interest bearing and convertible at a rate of $0.05 per share for
1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due
December 31, 2008.
APEX CAPITAL GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003, and for the
Period of January 25, 1996 (Inception) through December 31,
2004


NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

The Company accrued $20,000 during 2003 and 2004 for management services rendered by an affiliate of the Company's majority shareholder/President pursuant to the terms of a convertible promissory note. This note is non-interest bearing and convertible at a rate of $0.02 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

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

NOTE 6 - SUBSEQUENT EVENTS

On July 27, 2005, the Company merged with Apex Capital Group,
Inc. (a Wyoming entity) for the purpose of changing its domicile from Nevada to Wyoming.
EXHIBIT 14.1

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

This code of ethics for Senior Financial Officers has been adopted by the Board of Directors of Apex Capital Group, Inc. ("the Company") to promote honest and ethical conduct, proper disclosure of financial information in the Company's reports, and compliance with applicable laws, rules and regulations by the Company's senior officers who have financial responsibilities.

Applicability
As used in this code, the term Senior Financial Officer means the Corporation's Chief Executive Officer, Chief Financial Officer and Controller.

Principles and Practices
In performing his or her duties, each of the Senior Financial
Officers must:

Maintain high standards of honest and ethical conduct and avoid any actual or apparent conflict of interest.

Report to the Audit Committee of the Board of Directors (or persons performing the equivalent functions) any conflict of interest that may arise and any material transaction or relationship that reasonably could be expected to give rise to a conflict.

Provide, or cause to be provided, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and other regulatory organizations, State and Federal, and in other public communications.

Comply and take all reasonable actions to cause others to comply with applicable government laws, rules, and

Promptly report violations to the appropriate committee of the Board of Directors.

Senior Financial Officers must also comply with the Code of Ethics and Standards of Conduct applicable to the Company's
Directors, officers, and employees generally.

Waiver
Any request for a waiver of any provision of this code must be in writing and addressed to the Audit Committee. Waivers of the Senior Financial Officers code of conduct in registered public companies must be reported on Form 8-K to the Securities and Exchange Commission.

Compliance and Accountability
The Audit Committee will assess compliance with this code, report material violations to the Board of Directors and recommend to the Board appropriate action.

Approved:


/s/  Dempsey Mork            Date:  September 9, 2005
-----------------------            ---------------------
Dempsey Mork
President
Chief Executive Officer
Director


/s/  Norbert LeBoeuf          Date: September 9, 2005
------------------------          --------------------
Chief Financial Officer
Director


CERTIFICATIONS
Exhibit 31.1

I, Dempsey K. Mork, certify that:

1.   	I have reviewed this annual report on Form 10-KSB of
Apex Capital Group, Inc.

2.	Based on my knowledge, the annual report does not contain
any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and
other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

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

(a)	all  significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

(b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and,

6.	The registrant's other certifying officers and I have
indicated in this annual report whether or not there were significant Changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

Date:  September 9, 2005

/s/ Dempsey K. Mork
   ------------------------
Dempsey K. Mork
President/Chief Executive Officer


Exhibit 31.2

I, Norbert L. LeBoeuf, certify that:

1.   	I have reviewed this annual report on Form 10-KSB of
Apex Capital Group, Inc.

2.	Based on my knowledge, the annual report does not contain
any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and
other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

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

(a)	all  significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

(b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and,

6.	The registrant's other certifying officers and I have
indicated in this annual report whether or not there were significant Changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

Date: September 9, 2005

/s/Norbert L. LeBoeuf
----------------------------------------
Norbert L. LeBoeuf, Chief Financial Officer




Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Dempsey K. Mork, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Apex Capital Group, Inc. on Form 10-KSB for the year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Apex Capital Group, Inc.

Date: September 9, 2005

/s/ Dempsey K. Mork
   ------------------------------
Dempsey K.  Mork
President/Chief Executive Officer



Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Norbert L. LeBoeuf, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Apex Capital Group, Inc. on Form 10-KSB for the year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Apex Capital Group, Inc.

Date: September 9, 2005

/s/ Norbert L. LeBoeuf
   ------------------------------
Norbert L. LeBoeuf
Chief Financial Officer