Form 10-Q
period 2005-06-30
APEX CAPITAL GROUP INC
filed 2005-09-14
CIK 1086141

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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


APEX CAPITAL GROUP, INC.
(A Development Stage Company)
BALANCE SHEET
June 30, 2005
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





See accompanying notes to the financial statements.
APEX CAPITAL GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)



















Cumulative









from Inception,

For the Three Months Ended

For the Six Months Ended

January 26, 1996,

June 30,

June 30,

to June 30,

2005

2004

2005

2004

2005










Revenues
 $                        -

 $                        -

 $                        -

 $                     -

 $                      -




















Operating expenses
                           -

                    2,500

                           -

                  5,000

                 70,701










             Net loss from operations
                           -

                    2,500

                           -

                  5,000

                 70,701










Other income (expense)
                           -

                           -

                           -

                         -

                          -










Net loss
 $                        -

 $              (2,500)

 $                        -

 $            (5,000)

 $            (70,701)










Net loss per share
 $                        -

$                         -

 $                        -

 $                      -










Weighted average








   common shares








   outstanding
            1,004,520

            1,004,520

            1,004,520

           1,004,520





















See accompanying notes to the financial statements.
APEX CAPITAL GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)








   Cumulative

For the Six Months Ended
 from Inception





June 30,
  (Jan. 26, 1996) to





2005

2004



June 30, 2005








Operating Activities







   Net income (loss)
$                    -

$          (5,000)



$           (70,701)








Adjustments to reconcile net loss to







   net cash used in operations:







   Issuance of shares for services rendered
-

-



16
   Issuance of notes payable to related parties for







      services rendered
-

5,000



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

Supplemental information







Non-cash investing and financing activities:







Issuance of notes payable to related parties







     for services rendered
$                     -

$             5,000



$              70,000


See accompanying notes to the financial statements.
APEX CAPITAL GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004, and the
Period of January 25, 1996 (Inception) through June 30, 2005
(UNAUDITED)


The condensed financial statements of Apex Capital Group, Inc.
(the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the six months ended June 30, 2005 should be read in conjunction with the financial statements and notes thereto included in this report, and the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Development Stage Company
The Company is considered a 'Development Stage Company' as defined in SFAS 7, "Accounting and Reporting by Development Stage Companies." Therefore, cumulative amounts are reported on the statements of operations, stockholders' deficit, and cash flows.
APEX CAPITAL GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004, and the
Period of January 25, 1996 (Inception) through June 30, 2005
(UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (continued)

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of six months or less to be cash equivalents. No cash was paid for interest for the six months ended June 30, 2005 or 2004. During the six months ended June 30, 2005 and 2004, the Company paid $0 in interest and income taxes.

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the six months ended June 30, 2005 and 2004.

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

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The
Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $71,000 expiring in the years 2016 through 2024.
The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $28,400 and has been offset by a full valuation allowance, which increased by $0 and $2,000 during the six months ended June 30, 2005 and 2004, respectively.

APEX CAPITAL GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004, and the
Period of January 25, 1996 (Inception) through June 30, 2005
(UNAUDITED)


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

Common stock shares issued and outstanding as of June 30, 2005 and 2004 were 1,004,520.

No preferred stock has been issued and none are outstanding as of June 30, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued $10,000 per year for management services rendered by the Company's majority shareholder/President pursuant to a five-year convertible promissory note covering years 1995 through 1999 for a total balance of $50,000 at June 30, 2005. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

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



APEX CAPITAL GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004, and the
Period of January 25, 1996 (Inception) through June 30, 2005
(UNAUDITED)


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

For the six months ended June 30, 2005 and 2004, the Company did not pursue any investing activities.

Results of Operations.
For the six months ended June 30, 2005 and 2004, the Company did not earn any revenues from operations.

The Company incurred general and administrative expenses of $0 and $5,000 for the six months ended June 30, 2005 and 2004, respectively.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10-QSB for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of June 30, 2005 (the evaluation date).

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

Date:  September 9, 2005

/s/ Norbert LeBoeuf
----------------------------
Norbert LeBoeuf
Chief Financial Officer




Exhibit 32.1(a)
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Apex Capital Group, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dempsey Mork, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


Dempsey Mork
- -----------------------------
Dempsey Mork
President, Chief Executive Officer, Director

September 9, 2005



Exhibit 32.1(b)
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Apex Capital Group,
Inc. (the "Company") on Form 10-QSB for the period ending June
30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert LeBoeuf, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that:

(1)	The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Norbert LeBoeuf
-------------------------------
Norbert LeBoeuf
Chief Financial Officer
September 9, 2005