Form 10-Q
period 2005-09-30
APEX CAPITAL GROUP INC
filed 2005-11-09
CIK 1086141

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period from
__________________ to ____________________.

Commission File Number 000-27001

Apex Capital Group, Inc.
(Exact Name of Small Business Issuer as specified in its Charter)

Wyoming					91-1939535
(State or other Jurisdiction of		I.R.S. Employer
Incorporation or Organization)		Identification Number

51625 Desert Club Dr. Suite 207, La Quinta, CA	92253
       (Address of principal executive offices)	(Zip Code)

(760) 219-2776
(Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	X		No

Indicate the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date.

Common Stock, $.001 par value				1,004,520
	Title of Class				Number of Shares Outstanding
       		at November 7, 2005
No exhibits included.
PART I.  FINANCIAL INFORMATION

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


APEX CAPITAL GROUP, INC.
(A Development Stage Company)
BALANCE SHEET
September 30, 2005
(UNAUDITED)


ASSETS





Total assets
$
-



LIABILITIES AND STOCKHOLDERS' DEFICIT





LIABILITIES





Current liabilities:


  Accounts payable
$
5,200



Long-term liabilities:


  Notes payable - related parties (note 4)

70,000



Total liabilities

75,200



STOCKHOLDERS' DEFICIT (note 3)





Preferred stock; $0.001 par value;


  10,000 shares authorized; no


  shares issued and outstanding

-



Common stock; $0.001 par value;


  99,990,000 shares authorized;


  1,004,520 shares issued and outstanding

1,005



Additional paid-in capital

(304)
Deficit accumulated during dev. stage

(75,901)



Total stockholders' deficit

(75,200)



Total liabilities and stockholders' deficit
$
-








APEX CAPITAL GROUP
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)















Cumulative













from













inception













(Jan. 26,

For the three months ended

For the nine months ended

1996) to

September 30,

September 30,

Sept. 30,

2005
2004

2005
2004

2005















Revenues
$
-

$
-

$
-

$
-

$
-















Operating














expenses

5,200


2,500


5,200


7,500


75,901















Net loss from














operations

(5,200)


(2,500)


(5,200)


(7,500)


(75,901)















Other income














(expense)

-


-


-


-


-















Net loss
$
(5,200)

$
(2,500)

$
(5,200)

$
(7,500)

$
(75,901)















Net loss














per share
$
(0.01)

$
-

$
(0.01)

$
(0.01)


















Weighted ave.














common shares














outstanding

1,004,520


1,004,520


1,004,520


1,004,520





APEX CAPITAL GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)



Cumulative



from



inception



(Jan. 26,

For the nine months

1996) to

ended September 30,

Sept. 30,

2005

2004

2005
Operating Activities








Net loss
$
(5,200)

$
(7,500)

$
(75,901)









Adjustments to reconcile








  net loss to net cash








  used in operations:

















Issuance of shares for








  services rendered

-


-


16
Issuance of notes payable








  to related parties for








  services rendered

-


7,500


70,000









Changes in operating








  assets and liabilities:








Increase in accounts payable

5,200


-


5,200
Net cash used in








  operating activities

-


-


(685)









Investing Activities

-


-


-









Financing Activities








Issuance of shares for cash

-


-


685
Net cash provided by








  financing activities

-


-


685









Net change in cash

-


-


-
Cash at beginning of period

-


-


-
Cash at end of period
$
-

$
-

$
-









Supplemental Information








Non-cash investing and financing activities:



Issuance of notes payable








  to related parties for








  services rendered
$
-

$
7,500

$
70,000

APEX CAPITAL GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004, and the
Period of January 25, 1996 (Inception) to September 30, 2005
(UNAUDITED)

The condensed financial statements of Apex Capital Group, Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the nine months ended September 30, 2005 should be read in conjunction with the financial statements and notes thereto included in this report, and the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of nine months or less to be cash equivalents. No cash was paid for interest for the nine months ended September 30, 2005 or 2004. During the nine months ended September 30, 2005 and 2004, the Company paid $0 in interest and income taxes.

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the nine months ended September 30, 2005 and 2004.

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

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $76,000 expiring in the years 2016 through 2025. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $30,400 and has been offset by a full valuation allowance, which increased by $2,000 and $3,000 during the nine months ended September 30, 2005 and 2004, respectively.

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

Common stock shares issued and outstanding as of September 30, 2005 and 2004 were 1,004,520.

No preferred stock has been issued and none are outstanding as of September 30, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued $10,000 per year for management services rendered by the Company's majority shareholder/President pursuant to a five-year convertible promissory note covering years 1995 through 1999 for a total balance of $50,000 at September 30, 2005. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

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

The Company has not commenced operations and has negative working capital of $5,200.

Capital and Source of Liquidity.
The Company does not expect to purchase any plant or significant equipment over the next twelve months.

Other than incidental costs that pertain to maintaining the Company's legal and SEC registration, there are no major cash requirements.

For the nine months ended September 30, 2005 and 2004, the Company did not pursue any investing activities.

Results of Operations.
For the nine months ended September 30, 2005 and 2004, the Company did not earn any revenues from operations.

The Company incurred general and administrative expenses of $5,200 and $7,500 for the nine months ended September 30, 2005 and 2004, respectively.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10-QSB for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of September 30, 2005 (the evaluation date).

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

Item 1.  LEGAL PROCEEDINGS
None


Item 2.  CHANGES IN SECURITIES
None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
None


Item 5.  OTHER INFORMATION
None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
Exhibits
The following exhibits are filed herewith:
31.1(a) and (b) Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1(a) and (b) Certifications pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Reports on Form 8-K

On September 8, 2005, the Company filed a Form 8-K indicating the replacement of its prior auditor, David. M. Winings, CPA, with Child, Sullivan & Company of Kaysville, Utah. The Company had no disagreements with its former auditor, bur Mr. Winings was not registered with the PCAOB.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 7, 2005


By: /s/ Dempsey K. Mork
--------------------------
Dempsey K. Mork
President/CEO


By: /s/ Norbert L. LeBoeuf
Norbert L. LeBoeuf
CFO


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

Date:  November 7, 2005

/s/Dempsey Mork
---------------------------
Dempsey Mork
President, Chief Executive Officer, Director


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

Date:  November 7, 2005

/s/ Norbert LeBoeuf
----------------------------
Norbert LeBoeuf
Chief Financial Officer




Exhibit 32.1(a)
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Apex Capital Group, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dempsey Mork, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements
of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(2)	The information contained in the Report fairly
presents, in all material respects, the
financial condition and results of operations of the Company.


Dempsey Mork
------------------------------
Dempsey Mork
President, Chief Executive Officer, Director
November 7, 2005


Exhibit 32.1(b)
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Apex Capital Group, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert LeBoeuf, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange
Act of 1934; and

(2)	The information contained in the Report fairly
presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Norbert LeBoeuf
-------------------------------
Norbert LeBoeuf
Chief Financial Officer
November 7, 2005