Form 10-K/A
period 2004-12-31
APEX CAPITAL GROUP INC
filed 2005-12-07
CIK 1086141

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


Commission File Number 000-27001

                         Apex Capital Group, Inc.
          (Exact Name of Small Business Issuer as specified in its Charter)

          Wyoming                                         91-1939535
     (State or other Jurisdiction of                   I.R.S. Employer
     Incorporation or Organization                     Identification Number

851625 Desert Club Dr. Suite 207, La Quinta, CA             92253
   (Address of principal executive offices)               (Zip Code)

                         (760) 219-2776
                    (Issuers telephone number)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes               No     X


Indicate the number of shares outstanding of each of the issuers classes of Common equity, as of the latest practicable date.


Common Stock, $.001 par value                               1,004,520
     Title of Class                                       Number of Shares
                                                             Outstanding
                                                         at September 9, 2005
No exhibits included.
PART I

Item 1.  Description of Business.

Business Development.

Apex Capital Group, Inc. (the Company) was incorporated under the laws of the State of Nevada on January 25, 1996, under the name of Pinnacle Management Group, Inc. The Company was incorporated to engage in any lawful activity.

The Companys articles initially authorized the Company to issue a total of 60,000 shares of stock, consisting of 50,000 shares of common stock and 10,000 shares of preferred stock, both at a par value of $0.001 per share.

An amendment to the Articles of Incorporation was filed on February 6, 1996 changing the name of the corporation to Apex Capital Group, Inc.

On March 16, 1996, 16,001 shares were issued to individuals for services rendered at the stated par value of $.001 per share, for a total value of $16.01.

An amendment to the Articles of Incorporation was filed on October 6, 1998, increasing the Companys authorized shares to 100,000,000, consisting of 99,990,000 shares of common stock and 10,000 shares of preferred stock, both at a par value of $0.001 per share.

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



Item 2.  Description of Property.

The Company currently has no assets or property. The Companys headquarters are furnished by Mr. Dempsey Mork, President/CEO.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholders.

There is not currently a public trading market for the Companys securities, and the Company will act as its own transfer agent until an active public trading market is established. As of December 31, 2004, there were 1,004,520 shares outstanding. No dividends have been declared or paid on the Companys securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future. There were 51 shareholders at September 9, 2005.

Item 6.  Managements Discussion and Analysis or Plan of Operation.

No significant business activity was conducted by the Company during the fiscal year 2004. As a result, no income was earned by the Company in 2004 and there was no cash in the bank at the end of the year.

The primary activity of the Company will involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Companys plans are in the conceptual stage only.

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

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders (held in November of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination:

                                          Date of                   Date of
                                          Election or             Termination or
Name                    Positions Held    Designation              Resignation
--------------------      --------------- ---------------     -----------------

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

Mr. Norbert LeBoeuf is a shareholder, officer/director of Apex Capital Group, Inc. He has been responsible for all accounting and tax functions for all Companies with which Mr. Mork has been affiliated. Mr. LeBoeufs professional career includes three years in the U.S. Marine Corps Legal/Administrative functions (1952-55) and forty years in all areas of accounting for small, medium and large (Fortune 500 Companies) in Electronics, Manufacturing and Aerospace. He is also an officer/director of Knickerbocker Capital Corporation, Silver Bow Antique Aviation, Northstar Ventures, Animal Cloning Sciences, and Asian Financial, Inc., and will spend approximately 20 hours per month on Apex Capital Group, Inc. business.

Significant Employees.

The Company has no employees who are not executive officers.

Code of Ethics

The Company has adopted a code of ethics that applies to the chief executive officer and chief financial officer and is included in this Form 10-KSB as
Exhibit 14.1.

Item 10.  Executive Compensation

None

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 1,004,520 Companys common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit:

                                            Number of Shares      Percentage
Name and Address                           Beneficially Owned       of Class
-------------------------------------   ----------------           ----------
Magellan Capital Corporation(1)                 600,000*            59.73%*
Pension Plan & Trust/D.K. Mork
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253

Dempsey K. Mork(1)                               50,720*            5.05%*
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253                            -------           -------
   Sub Total Dempsey Mork
    Beneficially owned*                         650,720*           64.78%*

Norbert L. LeBoeuf(1)                             19,280           1.92%
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253
Magellan Capital Corporation (1)                203,860            20.29%
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253

                                               ------               ------
          TOTAL                                 873,860*          87.00%
                                               ======              =====

 (1)  The addresses of these persons are in c/o the Company.

* Percentage calculation of 1,004,520 shares outstanding at September 9, 2005.

Item 12.  Certain Relationships and Related Transactions

The Company has accrued $10,000 per year for management services rendered by the Companys majority shareholder/President pursuant to a five-year convertible promissory note covering years 1995 through 1999 for a total balance of $50,000 at December 31, 2004. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Company has accrued $20,000 during 2004 and 2003 for management services rendered by an affiliate of the Companys majority shareholder/President pursuant to the terms of a convertible promissory note. This note is non-interest bearing and convertible at a rate of $0.02 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Companys officers and directors have resolved to provide for various minimal expenses incurred by the Company without repayment until such time that a merger candidate is found. These expenses consist of, but are not limited to, office space, accounting, filing requirements, and management services.

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

Audit-Related Fees

The Company did not incur any fees for the years ended December 31, 2004 or 2003 for professional services that are reasonably related to the audit or review of our financial statements that are not covered in the Audit Fees disclosure above.

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

Dated:  September 9, 2005

Apex Capital Group, Inc.



By:  /s/  Dempsey Mork
-------------------------------------
Dempsey Mork
President and CEO


By:  /s/  Norbert L. LeBoeuf
-------------------------------------
Norbert L. LeBoeuf
CFO




                    APEX CAPITAL GROUP, INC.
                   (A Development Stage Company)
                              Financial Statements
                             December 31, 2004 and 2003




Report of Independent Registered Public Accounting Firm                      1

Financial Statements:

Balance Sheet as of December 31, 2004                                        2

Statements of Operations for the years ended December 31, 2004 and
2003, and cumulative from inception (January 25, 1996) to December
31, 2004                                                                     3

Statements of Changes in Stockholders Deficit
accumulative from inception (January 25, 1996)
to December 31, 2004                                                         4

Statements of Cash Flows for the years ended December
31, 2004 and 2003, and cumulative from inception
(January 25, 1996) to December 31, 2004                                     5

Notes to the Financial Statements                                         6-8


Report of Independent Registered Public Accounting Firm


To the Board of Directors
Apex Capital Group, Inc.

We have audited the balance sheet of Apex Capital Group, Inc. (a development stage company) (the Company) as of December 31, 2004, and the related statements of operations, changes in stockholders deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered net losses since inception and is still considered a development stage company, as it has not yet obtained revenues from its planned principle operations. These factors raise substantial doubt about the Companys ability to meet its obligations and to continue as a going concern. Managements plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Child, Sullivan & Company
Kaysville, Utah
August 31, 2005



                             APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                                BALANCE SHEET
                             December 31, 2004


ASSETS
Total assets                                            $     -


LIABILITIES AND STOCKHOLDERS DEFICIT

LIABILITIES

Current liabilities                                    $     -

Long-term liabilities:
Notes payable  related parties (note 4)                   70,000

Total liabilities                                         70,000


STOCKHOLDERS DEFICIT (note 3)

Preferred stock; $0.001 par value; 10,000 shares
   authorized; no shares issued and outstanding     -

Common stock; $0.001 par value; 99,990,000 shares
   authorized; 1,004,520 shares issued and outstanding     1,005

Additional paid-in capital                                  (304)
Deficit accumulated during development stage             (70,701)

Total stockholders deficit                              (70,000)

Total liabilities and stockholders deficit               $     -







See accompanying notes to the financial statements.

                    APEX CAPITAL GROUP, INC.
                   (A Development Stage Company)
                    STATEMENTS OF OPERATIONS


                                                  Cumulative from
                              For the Year Ended          Inception
                                  December 31,          (January 25, 1996)
                              2004          2003        to December 31, 2004
                          (UNAUDITED)
Revenues                       $ -            $ -                 $ -

Operating expenses             10,000        10,000            70,701

Net loss from operations      (10,000)      (10,000)          (70,701)

Other income (expense)               -          -               -

Net loss                     $(10,000)     $(10,000)          $70,701)

Net income (loss) per share    $(0.01)     $(0.01)

Weighted average number
common shares outstanding    1,004,520     1,004,520

















See accompanying notes to the financial statements.


                         APEX CAPITAL GROUP, INC.
                       (A Development Stage Company)
               STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
                              (UNAUDITED)

                                                    Deficit                                                              Accumulated
                                              Additional     During
                                     Common      Paid-In     Development
                           Shares     Stock      Capital       Stage      Total
Balance, January 25,1996
   (date of inception)     -         $ -          $  -          $ -          $ -
Shares issued for services   320,020    320         (304)            --         16
Net loss     -          -               -                    (10,016)     (10,016)

Balance, December 31, 1996   320,020    320        (304)     (10,016)     (10,000)
Net loss     -          -                  -                 (10,000)     (10,000)

Balance, December 31, 1997   320,020    320       (304)      (20,016)     (20,000)
Shares issued for cash       684,500
                                                 685  -          -            685
Net loss                    -          -     -               (10,000)     (10,000)

Balance, December 31, 1998   1,004,520  1,005   (304)        (30,016)     (29,315)
Net loss                                                     (10,000)    (10,000)

Balance, December 31, 1999   1,004,520  1,005   (304)       (40,016)     (39,315)
Net loss     -          -               -                   (10,130)     (10,130)

Balance, December 31, 2000   1,004,520  1,005   (304)       (50,146)     (49,445)

Balance, December 31, 2001   1,004,520  1,005   (304)       (50,146)     (49,445)
Net loss     -          -               -                      (555)        (555)

Balance, December 31, 2002   1,004,520  1,005   (304)       (50,701)     (50,000)
Net loss                                                    (10,000)     (10,000)

Balance, December 31, 2003   1,004,520  1,005   (304)       (60,701)     (60,000)
Net loss                                                    (10,000)     (10,000)

Balance, December 31, 2004   1,004,520   $      $              $           $
                                        1,005  (304)       (70,701)     (70,000)



                            APEX CAPITAL GROUP, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS

                                                              Cumulative
                                  For the Year Ended        from Inception
                                      December 31,            (January 26,
                                                                 1996)
                                   2004          2003          to December
                                                                31, 2004
                                                       (UNAUDITED)
Operating Activities                    $          $               $
   Net income (loss)                    (10,000)    (10,000)       (70,701)

Adjustments to reconcile net loss to
       net cash used in operations:
   Issuance of shares for services rendered    -     -               16
   Issuance of notes payable to
   related parties
      for services rendered              10,000      10,000        70,000

Changes in operating assets and liabilities     -          -
               -
Cash used in operating activities               -          -         (685)

Investing Activities                         -          -          -

Financing Activities
   Issuance of shares for cash             -          -              685
Cash provided by financing activities          -          -          685

Net change in cash                         -           -              -
Cash at beginning of the period            -          -               -

Cash at end of the period                    $          $            $

Supplemental information
Non-cash investing and financing activities:
Issuance of notes payable to related parties
    for services rendered                    $           $          $
                                        10,000      10,000         70,000

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

The Companys articles initially authorized 10,0000 shares of Preferred Stock and 50,000 shares of Common Stock, both at a par value of $0.001 per share.

An amendment to the Articles of Incorporation was filed on October 6, 1998, increasing the Companys authorized shares to 100,000,000, consisting of 99,990,000 shares of common stock and 10,000 shares of preferred stock, both at a par value of $0.001 per share.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company
The Company is considered a Development Stage Company as defined in SFAS 7, Accounting and Reporting by Development Stage Companies. Therefore, cumulative amounts are reported on the statements of operations, stockholders deficit, and cash flows.

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

NOTE 3 - STOCKHOLDERS DEFICIT

As of December 31, 1997, there were 16,001 Common Stock shares issued and outstanding. On October 15, 1998, a 20 for 1 forward split was made, resulting in common stock issued and outstanding of 320,020. The split has been retroactively reflected since inception in the statements of changes in stockholders equity.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued $10,000 per year for management services rendered by the Companys majority shareholder/President pursuant to a five-year convertible promissory note covering years 1995 through 1999 for a total balance of $50,000 at December 31, 2004. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.
APEX CAPITAL GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003, and for the
Period of January 25, 1996 (Inception) through December 31, 2004


NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

The Company accrued $20,000 during 2003 and 2004 for management services rendered by an affiliate of the Companys majority shareholder/President pursuant to the terms of a convertible promissory note. This note is non-interest bearing and convertible at a rate of $0.02 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Companys officers and directors have resolved to provide for various minimal expenses incurred by the Company without repayment until such time that a merger candidate is found. These expenses consist of, but are not limited to, office space, accounting, filing requirements, and management services.

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

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

This code of ethics for Senior Financial Officers has been adopted by the Board of Directors of Apex Capital Group, Inc. (the Company) to promote honest and ethical conduct, proper disclosure of financial information in the Companys reports, and compliance with applicable laws, rules and regulations by the Companys senior officers who have financial responsibilities.

Applicability
As used in this code, the term Senior Financial Officer means the Corporations Chief Executive Officer, Chief Financial Officer and
Controller.

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

Senior Financial Officers must also comply with the Code of Ethics and Standards of Conduct applicable to the Companys Directors, officers, and employees generally.

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

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and,

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(d) disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of the registrants board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and,

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and,

6. The registrants other certifying officers and I have indicated in this annual report whether or not there were significant Changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

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

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and,

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(d) disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of the registrants board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and,

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and,

6. The registrants other certifying officers and I have indicated in this annual report whether or not there were significant Changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

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