Form 10-Q/A
period 2005-03-31
APEX CAPITAL GROUP INC
filed 2005-12-07
CIK 1086141

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

Commission File Number 000-27001

                         Apex Capital Group, Inc.
        (Exact Name of Small Business Issuer as specified in its
                                Charter)

             Wyoming                         91-1939535
(State or other Jurisdiction of           I.R.S. Employer
Incorporation or Organization)         Identification Number

   51625 Desert Club Dr. Suite 207, La Quinta, CA      92253
      Address of principal executive offices)       (Zip Code)

                            (760) 219-2776
                       (Issuer s telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No

Indicate the number of shares outstanding of each of the issuer s classes of Common equity, as of the latest practicable date.

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
                         September 30, 2005
                             (UNAUDITED)

ASSETS

Total assets       $                                             -

LIABILITIES AND STOCKHOLDERS  DEFICIT

LIABILITIES

Current liabilities:
  Accounts payable       $                                  5,200

Long-term liabilities:
  Notes payable - related parties (note 4)                 70,000

Total liabilities                                          75,200

STOCKHOLDERS  DEFICIT (note 3)

Preferred stock; $0.001 par value;
  10,000 shares authorized; no
  shares issued and outstanding                                 -

Common stock; $0.001 par value;
  99,990,000 shares authorized;
  1,004,520 shares issued and outstanding                   1,005

Additional paid-in capital                                   (304)
Deficit accumulated during dev. stage                     (75,901)

Total stockholders  deficit                               (75,200)

Total liabilities and stockholders  deficit             $       -







                                  APEX CAPITAL GROUP
                             (A Development Stage Company)
                                STATEMENTS OF OPERATIONS
                                      (UNAUDITED)



Cumulative

From

inception

(Jan. 26,
                          For the three months ended              For the nine
months ended        1996) to
                     September 30,
September 30,             Sept. 30,
                    2005      2004                                     2005
2004               2005
Revenues            $   -      $   -                                   $   -
$  -             $   -

Operating
expenses          5,200      2,500                                     5,200
7,500             75,901

Net loss from
operations       (5,200)    (2,500)                                   (5,200)
(7,500)            (75,901)

Other income
(expense)           -          -                                         -
-                     -

Net loss       $(5,200)    $(2,500)                                  $(5,200)
$(7,500)           $(75,901)

Net loss
per share      $(0.01)     $   -                                     $(0.01)
$(0.01)

Weighted ave.
common shares
outstanding   1,004,520    1,004,520                                1,004,520
1,004,520

                                          APEX CAPITAL GROUP, INC.
                                      (A Development Stage Company)
                                        STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                   Cumulative
                                                                     from
                                                                   inception
                                                                  (Jan. 26,
                                 For the nine months               1996) to
                                  ended September 30,              Sept. 30,
                                 2005              2004              2005
Operating Activities
Net loss                     $(5,200)           $(7,500)           $(75,901)

Adjustments to reconcile
  net loss to net cash
  used in operations:

Issuance of shares for
  services rendered              -                     -                16
Issuance of notes payable
  to related parties for
  services rendered              -               7,500              70,000

Changes in operating
  assets and liabilities:
Increase in accounts payable   5,200           -                     5,200
Net cash used in
  operating activities              -           -                     (685)

Investing Activities              -                     -                     -

Financing Activities
Issuance of shares for cash                       -                     685
Net cash provided by
  financing activities              -             -                     685

Net change in cash              -                 -                     -
Cash at beginning of period     -                 -                     -
Cash at end of period       $   -             $   -              $     -

Supplemental Information
Non-cash investing and financing activities:
Issuance of notes payable
  to related parties for
  services rendered       $   -              $7,500              $70,000

                             APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
               Nine Months Ended September 30, 2005 and 2004, and the
             Period of January 25, 1996 (Inception) to September 30, 2005
                                    (UNAUDITED)

The condensed financial statements of Apex Capital Group, Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the nine months ended September 30, 2005 should be read in conjunction with the financial statements and notes thereto included in this report, and the Company s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

The Company s articles initially authorized 10,000 shares of preferred stock and 50,000 shares of common stock, both at a par value of $0.001 per share. An amendment to the Articles of Incorporation was filed on October 6, 1998, increasing the Company s authorized shares to 100,000,000, consisting of 99,990,000 shares of common stock and 10,000 shares of preferred stock, both at a par value of $0.001 per share.


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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued $10,000 per year for management services rendered by the Company s majority shareholder/President pursuant to a five-year convertible promissory note covering years 1995 through 1999 for a total balance of $50,000 at September 30, 2005. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Company has accrued $20,000 during 2003 and 2004 for management services rendered by an affiliate of the Company s majority shareholder/President pursuant to the terms of a convertible promissory note. This note is non-interest bearing and convertible at a rate of $0.02 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Company s officers and directors have resolved to provide for various minimal expenses incurred by the Company without repayment until such time that a merger candidate is found. These expenses consist of, but are not limited to, office space, accounting, filing requirements, and management services.

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


Item 2.  MANAGEMENT S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

The Company has not commenced operations and has negative working capital of $5,200.

Capital and Source of Liquidity.
The Company does not expect to purchase any plant or significant equipment over the next twelve months.

Other than incidental costs that pertain to maintaining the Company s legal and SEC registration, there are no major cash requirements.

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

4. The registrant s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-15e and 15d-15e) for the registrant and we have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date );
and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


(d) disclosed in this report any change in the registrant s internal control over financial reporting that occurred during the registrant s most recent fiscal quarter (the registrant s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant s internal control over financial reporting; and


5. The registrant s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant s auditors and the audit committee of the registrant s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant s ability to record, process, summarize and report financial data and have identified for the registrant s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant s internal controls; and

(6) The registrant s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

4. The registrant s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-15e and 15d-15e) for the registrant and we have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date );
and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(d) disclosed in this report any change in the registrant s internal control over financial reporting that occurred during the registrant s most recent fiscal quarter (the registrant s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant s internal control over financial reporting; and

5. The registrant s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant s auditors and the audit committee of the registrant s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant s ability to record, process, summarize and report financial data and have identified for the registrant s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant s internal controls; and


(6) The registrant s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 7, 2005

/s/ Norbert LeBoeuf
----------------------------
Norbert LeBoeuf
Chief Financial Officer




Exhibit 32.1(a)
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Apex Capital Group, Inc. (the Company ) on Form 10-QSB for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the Report ), I, Dempsey Mork, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


Dempsey Mork
------------------------------
Dempsey Mork
President, Chief Executive Officer, Director
November 7, 2005


Exhibit 32.1(b)
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Apex Capital Group, Inc. (the Company ) on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report ), I, Norbert LeBoeuf, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)       The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange
Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Norbert LeBoeuf
-------------------------------
Norbert LeBoeuf
Chief Financial Officer
November 7, 2005