Form 10KSB
period 2005-12-31
APEX CAPITAL GROUP INC
filed 2006-04-03
CIK 1086141

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                              FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the year ended December 31, 2005

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from

               __________________ to ____________________.


Commission File Number 000-27001

                         Apex Capital Group, Inc.
          (Exact Name of Small Business Issuer as specified in its Charter)

          Wyoming                                         91-1939535
     (State or other Jurisdiction of                   I.R.S. Employer
     Incorporation or Organization                     Identification Number

69930 Highway 111, Suite 100, Rancho Mirage, CA               92270
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

(1) Yes [X]  No [ ]   (2) Yes [x]   No [ ]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [ ]

  Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).     [X] Yes [ ] No

  State issuer's revenues for its most recent fiscal year: $0

  State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock.

Indicate the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date.


Common Stock, $.001 par value                               1,004,520
     Title of Class                                       Number of Shares
                                                             Outstanding
                                                         at March 31, 2006
No exhibits included.
PART I

Item 1.  Description of Business.

Business Development.

Apex Capital Group, Inc. (the Company) was incorporated under the laws of the State of Nevada on January 25, 1996, under the name of Pinnacle Management Group, Inc. The Company was incorporated to engage in any lawful activity. On July 27, 2005, the Company merged with Apex Capital Group, Inc. (a Wyoming entity) for the purpose of changing its domicile from Nevada to Wyoming. The Company has not commenced operations and has not generated any revenues since inception. There are no employees other than officers or directors.

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

As of December 31, 2005, there were 1,004,520 common shares issued and outstanding.

Preferred Stock.

As of December 31, 2005, there have been no shares issued and none are outstanding.



Item 2.  Description of Property.

The Company currently has no assets or property. The Company's headquarters are furnished at no charge by Mr. Dempsey Mork, President/CEO.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholders.

There is not currently a public trading market for the Company's securities, and the Company will act as its own transfer agent until an active public trading market is established. As of December 31, 2005, there were 1,004,520 shares outstanding. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future. There were 51 shareholders at March 31, 2006.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

No significant business activity was conducted by the Company during the fiscal year 2005. As a result, no income was earned by the Company in 2005 and there was no cash at the end of the year.

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

Plan of Operations.

During the year ending December 31, 2005, there were no revenues earned. The Company incurred operating expenses totaling
$5,900 during 2005.

We do not expect to purchase any significant equipment for the foreseeable future.

We do not expect any significant changes in the number of employees in the next twelve months.

We do not currently provide any services and have not generated any revenues, and we do not expect to generate revenues for the foreseeable future, nor do we anticipate incurring any significant expenses. Therefore, we will continue to operate on a minimal operating budget. Any expenses incurred will be paid for by our officers and directors and reimbursed once a merger or acquisition transaction takes place and we start generating cash flows. We intend to limit our operations to seeking merger and acquisition candidates, and don't believe it is necessary to raise any additional funds during the next twelve months.

Item 7.  Financial Statements.

See attached financial statements.

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

On January 2, 2006, our independent auditor, Child, Sullivan & Company, changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. Because Child,
Van Wagoner & Bradshaw, PLLC, is viewed as a separate legal entity, we were obliged to dismiss Child, Sullivan & Company as our independent auditor, and to engage Child, Van Wagoner & Bradshaw, PLLC, as our independent auditor for the fiscal year ending
December 31, 2005 and the interim periods for 2006. The decision to change our independent auditor was approved by our Board of Directors.

None of the reports of Child, Sullivan & Company on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.



There were no disagreements between us and Child, Sullivan & Company, for either of the past two years or subsequent interim period on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused it to make reference to the subject matter of the disagreement in connection with its report. No reportable events of the type described in item 304(a)(1)(iv)(B) of Regulation S-B occurred during the two most recent fiscal years.

We provided Child, Sullivan & Company with a copy of this disclosure and requested that they furnish the Company with a letter addressed to the Commission stating whether Child, Sullivan & Company agrees or disagrees with the statements by us in a Current Report on Form 8-K and, if not, stating the respects in which it does not agree. A letter from Child, Sullivan & Company to such effect is attached as Exhibit 16.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2006.

During our two most recent fiscal years, we have not consulted with Child, Van Wagoner & Bradshaw, PLLC, on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-B.


Item 8a.  Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2005, the evaluation date.

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

Item 8b.  Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination:

                                          Date of                   Date of
                                          Election or             Termination or
Name                    Positions Held    Designation              Resignation
- --------------------      --------------- ---------------     -------------

Dempsey K. Mork     President/CEO/Director     6/30/1996                N/A

Norbert L. LeBoeuf      CFO/Director           12/15/2001               N/A


Business Experience of Directors/Executive Officers:

Mr. Mork (age ?) has been the majority shareholder, President, and Chief Executive Officer/Director of Apex Capital Group, Inc. since 1996.
For the past eight years, he has been an officer/director of Magellan Capital Corporation, Animal Cloning Sciences,
Silver Bow Antique Aviation, Asian Financial, Inc.,
Knickerbocker Capital Corporation and North Star Ventures. Mr. Mork has experience in start-up companies, business reorganizations and cross border business transactions. He will spend approximately 20 hours per month on Apex Capital Group, Inc. business.

Mr. Norbert LeBoeuf (age ?) is a shareholder, officer/director of Apex Capital Group, Inc. He has been responsible for all accounting and tax functions for all companies with which Mr. Mork has been affiliated. Mr. LeBoeuf's professional career includes three years in the U.S. Marine Corps Legal/Administrative functions (1952-55) and forty years in all areas of accounting for small, medium and large (Fortune 500 Companies) in electronics, manufacturing and aerospace. He is also an officer/director of Knickerbocker Capital Corporation, Silver Bow Antique Aviation, Northstar Ventures, Animal Cloning Sciences, and Asian Financial, Inc., and will spend approximately 20 hours per month on Apex Capital Group, Inc. business.

Significant Employees.

The Company has no employees who are not executive officers.

Audit Committee.

The Board of Directors is the acting audit committee. There is currently no audit committee expert, as the Company does not have available funds to compensate such an individual.

Code of Ethics

The Company has adopted a code of ethics that applies to the chief executive officer and chief financial officer and is included in this Form 10-KSB as
Exhibit 14.1.

Item 10.  Executive Compensation

None

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 1,004,520 shares of the Company's common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit:

                                            Number of Shares      Percentage
Name and Address                           Beneficially Owned       of Class
- -------------------------------------   ----------------           ----------
Magellan Capital Corporation(1)                 600,000*            59.73%*
Pension Plan & Trust/D.K. Mork
69930 Highway 111 Suite 100
Rancho Mirage, CA 92270

Dempsey K. Mork(1)                               50,720*            5.05%*
69930 Highway 111 Suite 100
Rancho Mirage, CA 92270                            -------           -------
   Sub Total Dempsey Mork
    Beneficially owned*                         650,720*           64.78%*

Norbert L. LeBoeuf(1)                             19,280           1.92%
69930 Highway 111 Suite 100
Rancho Mirage, CA 92270
Magellan Capital Corporation (1)                203,860            20.29%
69930 Highway 111 Suite 100
Rancho Mirage, CA 92270

                                               ------               ------
          TOTAL                                 873,860*          87.00%
                                               ======              =====

 (1)  The addresses of these persons are in c/o the Company.

* Percentage calculation of 1,004,520 shares outstanding at March 31, 2006.

Item 12.  Certain Relationships and Related Transactions

The Company has accrued $10,000 per year for management services rendered by Dempsey Mork, the Company's majority shareholder/President, pursuant to a five-year convertible promissory note covering years 1995 through 1999 for a total balance of $50,000 at December 31, 2005. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Company accrued total fees of $20,000 during 2004 and 2003 for management services rendered by Millennium Capital, Inc., an affiliate of the Company's majority shareholder/President, pursuant to the terms of a convertible promissory note. This note is non-interest bearing and convertible at a rate of $0.02 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

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

Exhibit No.
- --------------

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

31.1     Certification Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

32.2      Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Corporation did not file any reports on Form 8-K during the quarter ended December 31, 2005 (Item 8).

ITEM 14. Principal Accountant Fees and Services

All audit and related services are approved by the Board of Directors (the acting audit committee) prior to the rendering of services.

Audit Fees

The aggregate fees incurred during the year ending December 31, 2005 and 2004 for professional services rendered by our principal accountant, Child, Van Wagoner & Bradshaw, PLLC (formerly Child, Sullivan & Company), for the audits of our annual financial statements and review of our quarterly financial statements is $5,900 and $0, respectively.

The Company did not incur any fees for professional services with our former principal accountant, David Winings, CPA, for the audits of our annual financial statements and review of our quarterly financial statements during the years ending December 31, 2005 and 2004.

Audit-Related Fees

The Company did not incur any fees for the years ending December 31, 2005 or 2004 for professional services that are reasonably related to the audit or review of our financial statements that are not covered in the Audit Fees disclosure above.

Tax Fees

The Company did not incur any fees for the year ending December 31, 2005 and 2004 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed for the year ending December 31, 2005 or 2004 for professional services rendered by our auditors for all other services not disclosed above.





SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 31, 2006

Apex Capital Group, Inc.



By:  /s/  Dempsey Mork
- -------------------------------------
Dempsey Mork
President and CEO


By:  /s/  Norbert L. LeBoeuf
- -------------------------------------
Norbert L. LeBoeuf
CFO























APEX CAPITAL GROUP, INC.
(A Development Stage Company)
Financial Statements

For the Years Ended December 31, 2005 and 2004, and the
Period of January 25, 1996 (inception) to December 31, 2005





Report of Independent Registered Public Accounting Firm               F-1

Financial Statements:

Balance Sheet                                                         F-2

Statements of Operations                                              F-3

Statements of Changes in Stockholders' Deficit                        F-4

Statements of Cash Flows                                              F-5

Notes to the Financial Statements                               F-6 - F-8




































Report of Independent Registered Public Accounting Firm


To the Board of Directors
Apex Capital Group, Inc.

We have audited the balance sheet of Apex Capital Group, Inc. (a development stage company) (the Company) as of December 31, 2005, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ending December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
The financial statements for the year ended December 31, 2002 and for the period of January 25, 1996 (inception) through December 31, 2002 were audited by another auditor, who expressed an unqualified opinion in his audit report dated May 13, 2003.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the years ending December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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


Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 29, 2006




                             APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
BALANCE SHEET
December 31, 2005


ASSETS
Total assets                                            $     -


LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current liabilities
                                                   $     5,900

Long-term liabilities:
Notes payable - related parties (note 4)                70,000

Total liabilities                                       75,900


STOCKHOLDERS' DEFICIT (note 3)

Preferred stock; $0.001 par value; 10,000 shares
   authorized; no shares issued and outstanding               -

Common stock; $0.001 par value; 99,990,000 shares
   authorized; 1,004,520 shares issued and outstanding   1,005

Additional paid-in capital                                (304)
Deficit accumulated during development stage           (76,601)

Total stockholders' deficit                            (75,900)

Total liabilities and stockholders' deficit        $          -
















See accompanying notes to the financial statements.

APEX CAPITAL GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS


                                                              Cumulative from
                             For the Year Ended               Inception (Jan.
                         December 31,          25, 1996) to
                            2005               2004               Dec. 31, 2005

Revenues     $     -     $     -     $     -

Operating expenses             5,900          10,000                76,601

Net loss from operations      (5,900)        (10,000)              (76,601)

Other income (expense)             -             -                     -

Net loss                $     (5,900)  $     (10,000)        $     (76,601)

Net income (loss) per share$    (0.01)     $     (0.01)

Weighted average number
     common shares outstanding  1,004,520      1004,520































See accompanying notes to the financial statements.



                            APEX CAPITAL GROUP, INC.
                         (A Development Stage Company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
  For the Period of January 25, 1996 (Inception) through December 31, 2005

                                                                                       Deficit
                                                                                     Accumulated
                                                                  Additional            During
                                                    Common         Paid-In           Development
                                     Shares         Stock          Capital               Stage       Total
Balance, January 25,1996 (inception)          -     $     -     $     -             $     -        $     -
Shares issued for services            320,020          320          (304)                    -          16
Net loss          -                     -               -                                          (10,016)     (10,016)
Balance, December 31, 1996            320,020          320          (304)             (10,016)     (10,000)
Net loss                                -               -             -               (10,000)     (10,000)
Balance, December 31, 1997            320,020          320          (304)             (20,016)     (20,000)
Shares issued for cash                684,500          685            -                   -          685
Net loss                                -               -             -               (10,000)     (10,000)
Balance, December 31, 1998           1,004,520          1,005       (304)             (30,016)          (29,315)
Net loss                                -               -             -               (10,000)     (10,000)
Balance, December 31, 1999          1,004,520          1,005          (304)           (40,016)     (39,315)
Net loss                                -               -             -               (10,130)     (10,130)
Balance, December 31, 2000          1,004,520          1,005          (304)           (50,146)     (49,445)
Balance, December 31, 2001          1,004,520          1,005          (304)           (50,146)     (49,445)
Net loss                                -                -             -                 (555)        (555)
Balance, December 31, 2002          1,004,520          1,005          (304)           (50,701)     (50,000)
Net loss                                -                -             -              (10,000)     (10,000)
Balance, December 31, 2003          1,004,520          1,005          (304)           (60,701)     (60,000)
Net loss                                -                -             -              (10,000)     (10,000)
Balance, December 31, 2004          1,004,520          1,005          (304)           (70,701)     (70,000)
Net loss                                -                -             -               (5,900)      (5,900)
Balance, December 31, 2005          1,004,520     $     1,005     $    304)     $     (76,601) $   (75,900)

See accompanying notes to financial statements.

APEX CAPITAL GROUP, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS

                                                             Cumulative
                                                           from Inception
                                 For the Year Ended          (Jan. 26,
                                    December 31,              1996) to
                                                              Dec. 31,
                                     2005       2004           2005
Operating Activities
   Net income (loss)        $     (5,900)  $ (10,000)     $     (76,601)

Adjustments to reconcile net loss to
     net cash used in operations:
   Issuance of shares for services      -          -              16
   Issuance of notes payable to
        related parties for services    -      0,000          70,000

Changes in operating assets
     and liabilities:
     Increase in accounts payable    5,900         -           5,900
               -
Cash used in operating activities       -          -           (685)

Investing Activities                    -          -             -

Financing Activities
   Issuance of shares for cash          -          -             685

Cash provided by financing activities   -          -             685

Net change in cash                      -          -               -
Cash at beginning of the period         -          -               -

Cash at end of the period         $     -    $     -         $     -

Supplemental information:
Cash paid for interest and
     income taxes                 $     -    $     -         $     -

Non-cash investing and financing activities:
Issuance of notes payable to related
     parties for services rendered $     -   $     10,000 $    70,000












See accompanying notes to the financial statements.
APEX CAPITAL GROUP, INC.
                           (A Development Stage Company)
                         NOTES TO THE FINANCIAL STATEMENTS
             For the Years Ended December 31, 2005 and 2004, and for the
        Period of January 25, 1996 (Inception) through December 31, 2005


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company
The Company is considered a Development Stage Company as defined in SFAS
7, "Accounting and Reporting by Development Stage Enterprises." Therefore, cumulative amounts are reported on the statements of operations, stockholders deficit, and cash flows.

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest or income taxes during the years ending December 31, 2005 or 2004.

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the years ended December 31, 2005 and 2004. The Company's convertible debt (Note 4) is a potentially dilutive security, but does not impact the computation of fully diluted EPS because its effect would be antidilutive. Accordingly, basic earnings per share and fully diluted earnings per share are the same.

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

APEX CAPITAL GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004, and for the
Period of January 25, 1996 (Inception) through December 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax expense or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of $76,601 expiring in the years 2016 through 2026. The tax benefit of this net operating loss, based on an effective tax rate of 35%, is approximately $26,810 and has been offset by a full valuation allowance, which increased by $2,065 and $3,500 during the years ended December 31, 2005 and 2004, respectively.

Recently Issued Accounting Pronouncements
In December of 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No. 150 was effective for financial statements entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company in 2003.

APEX CAPITAL GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004, and for the
Period of January 25, 1996 (Inception) through December 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Pronouncements (continued)
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

NOTE 3 - STOCKHOLDERS DEFICIT

As of December 31, 1997, there were 16,001 Common Stock shares issued and outstanding. On October 15, 1998, a 20 for 1 forward split was made, resulting in common stock issued and outstanding of 320,020. The split has been retroactively reflected since inception in the statements of changes in stockholders deficit.

On December 15, 1998, the Board of Directors agreed to sell up to 700,000 shares of its common stock at the stated par value of $.001 per share. Total shares issued were 684,500 at the stated par value $.001 per share, for $685 in cash.

Common stock shares issued and outstanding as of December 31, 2005 were 1,004,520. No preferred stock has been issued and none are outstanding as of December 31, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued $10,000 per year for management services rendered by the Company's majority shareholder/President pursuant to a five-year convertible promissory note covering years 1995 through 1999 for a total balance of $50,000 at December 31, 2005. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

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

APEX CAPITAL GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004, and for the
Period of January 25, 1996 (Inception) through December 31, 2005


NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

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

Waiver
Any request for a waiver of any provision of this code must be in writing and addressed to the Audit Committee. Waivers of the Senior Financial Officer's code of conduct in registered public companies must be reported on Form 8-K to the Securities and Exchange Commission.

Compliance and Accountability
The Audit Committee will assess compliance with this code, report material violations to the Board of Directors and recommend to the Board appropriate action.

Approved:


/s/  Dempsey Mork            Date:  March 31, 2006
- -----------------------            ---------------------
Dempsey Mork
President
Chief Executive Officer
Director


/s/  Norbert LeBoeuf          Date: March 31, 2006
- ------------------------          --------------------
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

Date:  March 31, 2006

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

Date: March 31, 2006

/s/Norbert L. LeBoeuf
- ----------------------------------------
Norbert L. LeBoeuf, Chief Financial Officer




Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Dempsey K. Mork, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Apex Capital Group, Inc. on Form 10-KSB for the year ended December 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Apex Capital Group, Inc.

Date: March 31, 2006

/s/ Dempsey K. Mork
   ------------------------------
Dempsey K.  Mork
President/Chief Executive Officer



Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Norbert L. LeBoeuf, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Apex Capital Group, Inc. on Form 10-KSB for the year ended December 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Apex Capital Group, Inc.

Date: March 31, 2006

/s/ Norbert L. LeBoeuf
   ------------------------------
Norbert L. LeBoeuf
Chief Financial Officer