Form 10QSB
period 2006-03-31
APEX CAPITAL GROUP INC
filed 2006-08-17
CIK 1086141

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                             FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Yes               No     X

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).     [X] Yes [ ] No
Indicate the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date.

Common Stock, $.001 par value                              1,004,520
     Title of Class                        Number of Shares Outstanding
                                             At August 14, 2006

No exhibits included.


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2005 previously filed with the Securities and Exchange Commission.



                    APEX CAPITAL GROUP, INC.
                 (A Development Stage Company)
                        BALANCE SHEETS
                       March 31, 2006
                         (UNAUDITED)

ASSETS

Total assets                                        $     -


LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current liabilities:
Accounts payable                                    $ 1,000
Accounts payable - related party  (note 4)            5,900

Total current liabilities                             6,900

Long-term liabilities:
Notes payable - related parties (note 4)             70,000

Total liabilities                                    76,900

STOCKHOLDERS' DEFICIT (note 3)

Preferred stock; $0.001 par value; 10,000 shares
   authorized; no shares issued and outstanding          -

Common stock; $0.001 par value; 99,990,000 shares
   authorized; 1,004,520 shares issued and
   outstanding                                        1,005

Additional paid-in capital                             (304)
Deficit accumulated during development stage        (77,601)

Total stockholders' deficit                         (76,900)

Total liabilities and stockholders' deficit         $     -













See accompanying notes to the financial statements.
APEX CAPITAL GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                      Cumulative from
                         For the Three Months Ended      Inception
                                  March 31,          (January 25, 1996)
                             2006          2005      to March 31, 2006

Revenues                     $       -     $       -     $       -

Operating expenses               1,000             -       77,601

Net loss from operations        (1,000)            -      (77,601)

Other income (expense)               -             -             -

Net loss                     $   (1000)    $       -     $(77,601)

Net income (loss) per share  $   (0.00)    $   (0.00)

Weighted average number
 common shares outstanding   1,004,520     1,004,520





























See accompanying notes to the financial statements.
APEX CAPITAL GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                           Cumulative
                                                         from Inception
                            For the Three Months        (Jan. 26, 1996)
                               Ended March 31,            to March 31,
                              2006          2005               2006
Operating Activities
   Net income (loss)        $   (1,000)  $       -        $   (77,601)

Adjustments to reconcile net
  loss to net cash used in
  operations:
    Issuance of shares for
     services                       -          -                     16
   Issuance of notes payable
    to related parties for
    services rendered               -          -                 70,000

Changes in operating assets
  and liabilities
Accounts payable                  1,000          -              1,000
Accounts payable -
  related party				-		-			5,900

Net cash used in
  operating activities              -          -              (685)

Investing Activities                -          -                      -

Financing Activities
   Shares issued for cash           -          -                    685
Net cash provided by
  financing activities              -          -                    685

Net change in cash                  -          -                      -
Cash at beginning of period         -          -                      -

Cash at end of period       $       -  $       -        $             -

Supplemental information
Non-cash investing and
  financing activities:
Issuance of notes payable
  to related parties for
  services rendered         $       -  $       -        $        70,000
Payment of accounts payable
  by related party	    $   5,900  $       -        $         5,900

See accompanying notes to the financial statements.
                   APEX CAPITAL GROUP, INC.
               (A Development Stage Company)
              NOTES TO THE FINANCIAL STATEMENTS
       Three Months Ended March 31, 2006 and 2005, and the
    Period of January 25, 1996 (Inception) through March 31, 2006
                        (UNAUDITED)


The condensed financial statements of Apex Capital Group, Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 2006 should be read in conjunction with the financial statements and notes thereto included in this report, and the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not indicative of trends or of results to be expected for the year ended December 31, 2006.

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



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest or income taxes for the three months ended March 31, 2006 or 2005.
Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the three months ended March 31, 2006 and 2005. The Company's convertible debt (Note 4) is a potentially dilutive security, but does not impact the computation of fully diluted EPS because its effect would be antidilutive. Accordingly, basic earnings per share and fully diluted earnings per share are the same.

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

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $77,600 expiring in the years 2016 through 2027. The tax benefit of this net operating loss, based on an effective tax rate of 35%, is approximately $27,160 and has been offset by a full valuation allowance, which increased by $350 and $0 during the three months ended March 31, 2006 and 2005, respectively.


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

Common stock shares issued and outstanding as of March 31, 2006 and 2005 were 1,004,520.

No preferred stock has been issued and none are outstanding as of March
31, 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued $10,000 per year for management services rendered by the Company's majority shareholder/President pursuant to a five-year convertible promissory note covering years 1995 through 1999 for a total balance of $50,000 at March 31, 2006. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Company has accrued $20,000 during 2003 and 2005 for management services rendered by an affiliate of the Company's majority shareholder/President pursuant to the terms of a convertible promissory note. This note is non-interest bearing and convertible at a rate of $0.02 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Company's officers and directors have resolved to provide for various minimal expenses incurred by the Company without repayment until such time that a merger candidate is found. These expenses consist of, but are not limited to, office space, accounting, filing requirements, and management services. During the quarter ended March 31, 2006, the Company's officers and directors paid $5,900 to reduce the Company's accounts payable, resulting in a related party accounts payable balance of $5,900 and $0 at March 31, 2006 and 2005, respectively.


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

The Company has not commenced operations and has negative working capital of $6,900.

Capital and Source of Liquidity.
The Company does not expect to purchase any plant or significant equipment over the next twelve months.

Other than incidental costs that pertain to maintaining the Company's legal and SEC registration, there are no major cash requirements.

For the three months ended March 31, 2006 and 2005, the Company did not pursue any investing activities.

Results of Operations.
For the three months ended March 31, 2006 and 2005, the Company did not earn any revenues from operations.

The Company incurred general and administrative expenses of $1,000 and $0 for the three months ended March 31, 2006 and 2005, respectively.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10-QSB for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of March 31, 2006 (the evaluation date).

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

Reports on Form 8-K
			None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2006


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

Date:  August 14, 2006

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

Date:  August 14, 2006

/s/ Norbert LeBoeuf
----------------------------
Norbert LeBoeuf
Chief Financial Officer






Exhibit 32.1(a)
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Apex Capital Group, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dempsey Mork, Chief Executive Officer of the
Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dempsey Mork
- -----------------------------
Dempsey Mork
President, Chief Executive Officer, Director

August 14, 2006





Exhibit 32.1(b)
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Apex Capital Group, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert LeBoeuf, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a)
or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Norbert LeBoeuf
-------------------------------
Norbert LeBoeuf
Chief Financial Officer
August 14, 2006