Form 10QSB
period 2006-06-30
APEX CAPITAL GROUP INC
filed 2006-08-17
CIK 1086141

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended June 30, 2006

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period from
              __________________ to ____________________.

Commission File Number 000-27001

                         Apex Capital Group, Inc.
        (Exact Name of Small Business Issuer as specified in its
                                Charter)

             Wyoming                         91-1939535
(State or other Jurisdiction of           I.R.S. Employer
Incorporation or Organization)         Identification Number

  69930 Highway 111, Suite 100 Rancho Mirage, CA      92270
      Address of principal executive offices)       (Zip Code)

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





APEX CAPITAL GROUP, INC.
                   (A Development Stage Company)
                           BALANCE SHEET
                           June 30, 2006
                             (UNAUDITED)

ASSETS

Total assets                                            $       -

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current liabilities:
  Accounts payable                                     $    1,400
  Accounts payable - related party (note 4)                 5,900

Total current liabilities                                   7,300

Long-term liabilities:
  Notes payable - related parties (note 4)                 70,000

Total liabilities                                          77,300

STOCKHOLDERS' DEFICIT (note 3)

Preferred stock; $0.001 par value;
  10,000 shares authorized; no
  shares issued and outstanding                                 -

Common stock; $0.001 par value;
  99,990,000 shares authorized;
  1,004,520 shares issued and outstanding                   1,005

Additional paid-in capital                                   (304)
Deficit accumulated during dev. stage                     (78,001)

Total stockholders' deficit                               (77,300)

Total liabilities and stockholders' deficit             $       -











See accompanying notes to the financial statements.



                                  APEX CAPITAL GROUP
                             (A Development Stage Company)
                                STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                                                                                     Cumulative
                                                                                       From
                                                                                     inception
                                                                                      (Jan. 26,
                          For the three months ended   For the six months ended        1996) to
                                 June 30,                    June 30,                 June. 30,
                             2006      2005               2006       2005               2006
Revenues                  $   -      $   -              $   -       $   -             $   -

Operating
expenses                   400      0              1,400       0             78,001

Net loss from
operations                (400)    (0)            (1,400)     (0)           (78,001)

Other income
(expense)                    -          -                  -           -                  -

Net loss                  $(400)    $(0)         $(1,400)    $(0)           $(78,001)

Net loss
per share                      -     $(0.01)            $(0.01)     $(0.01)
Weighted ave.
common shares
outstanding             1,004,520    1,004,520        1,004,520   1,004,520

See accompanying notes to the financial statements.<



APEX CAPITAL GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                   Cumulative
                                                                     from
                                                                   inception
                                                                  (Jan. 26,
                                 For the six months               1996) to
                                  ended June 30,                   June 30,
                                 2006              2005              2006
Operating Activities
Net loss                     $(1,400)           $(0)       $(78,001)

Adjustments to reconcile
  net loss to net cash
  used in operations:

Issuance of shares for
  services rendered              -                 -                    16
Issuance of notes payable
  to related parties for
  services rendered              -               -           70,000

Changes in operating
  assets and liabilities:
Increase in accounts payable   1,400              -              1,400
Increase in accounts payable -
  related party                  -                 -                  5,900
Net cash used in
  operating activities           -                 -                 (685)

Investing Activities             -                 -                   -

Financing Activities
Issuance of shares for cash      -                 -                   685
Net cash provided by
  financing activities           -                 -                   685

Net change in cash               -                 -                    -
Cash at beginning of period      -                 -                    -
Cash at end of period       $    -             $   -              $     -

Supplemental Information
Non-cash investing and financing activities:
Issuance of notes payable
  to related parties for
  services rendered         $   -             $-              $  70,000
Payment of accounts payable
  by related party	     $5,900            $     -              $   5,900

See accompanying notes to the financial statements.

                             APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
               Six Months Ended June 30, 2006 and 2005, and the
             Period of January 25, 1996 (Inception) to June 30, 2006
                                    (UNAUDITED)

The condensed financial statements of Apex Capital Group, Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the six months ended June 30, 2006 should be read in conjunction with the financial statements and notes thereto included in this report, and the Company s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company
The Company is considered a Development Stage Company as defined in SFAS 7,
Accounting and Reporting by Development Stage Companies.   Therefore,
cumulative amounts are reported on the statements of operations, stockholders' deficit, and cashflows.

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest or income taxes for the Six months ended June 30, 2006 or 2005.

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the six months ended June 30, 2006 and 2005. The Company's convertible debt (Note 4) is a potentially dilutive security, but does not impact the computation of fully diluted EPS because its effect would be antidilutive. Accordingly, basic earnings per share and fully diluted earnings per share are the same.

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

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $78,000 expiring in the years 2016 through 2027. The tax benefit of this net operating loss, based on an effective tax rate of 35%, is approximately $27,300 and has been offset by a full valuation allowance, which increased by $490 and $0 during the six months ended June 30, 2006 and 2005, respectively.

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

Common stock shares issued and outstanding as of June 30, 2006 and 2005 were 1,004,520.

No preferred stock has been issued and none are outstanding as of June 30, 2006.




NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued $10,000 per year for management services rendered by the Company's majority shareholder/President pursuant to a five-year convertible promissory note covering years 1995 through 1999 for a total balance of $50,000 at June 30, 2006. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

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

The Company's officers and directors have resolved to provide for various minimal expenses incurred by the Company without repayment until such time that a merger candidate is found. These expenses consist of, but are not limited to, office space, accounting, filing requirements, and management services. During the six months ended June 30, 2006, the Company's officers and directors paid $5,900 to reduce the Company's accounts payable, resulting in a related party accounts payable balance of $5,900 and $0 at June 30, 2006 and 2005, respectively.

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

The Company has not commenced operations and has negative working capital of $7,300.

Capital and Source of Liquidity.
The Company does not expect to purchase any plant or significant equipment over the next twelve months.

Other than incidental costs that pertain to maintaining the Company's legal and SEC registration, there are no major cash requirements.

For the three and six months ended June 30, 2006 and 2005, the Company did not pursue any investing activities.

Results of Operations.

For the three and six months ended June 30, 2006 and 2005, the Company did not earn any revenues from operations.

The Company incurred general and administrative expenses of $400 and $0 for the three months ended June 30, 2006 and 2005, respectively, and $1,400 and $00 for the six months ended June 30, 2006 and 2005, respectively.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10-QSB for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of June 30, 2006 (the evaluation date).

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

Date:


By: /s/ Dempsey K. Mork
- --------------------------
Dempsey K. Mork
President/CEO


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

Date:

/s/Dempsey Mork
- ---------------------------
Dempsey Mork
President, Chief Executive Officer, Director




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

Date:

/s/ Norbert LeBoeuf
- ----------------------------
Norbert LeBoeuf
Chief Financial Officer






Exhibit 32.1(a)
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Apex Capital Group, Inc. (the Company ) on Form 10-QSB for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the Report ), I, Dempsey Mork, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dempsey Mork
- ------------------------------
Dempsey Mork
President, Chief Executive Officer, Director

Date:


Exhibit 32.1(b)
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Apex Capital Group, Inc. (the Company ) on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report ), I, Norbert LeBoeuf, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Norbert LeBoeuf
- -------------------------------
Norbert LeBoeuf
Chief Financial Officer

Date: