Form 10KSB/A
period 2005-12-31
APEX CAPITAL GROUP INC
filed 2006-09-11
CIK 1086141

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the year ended December 31, 2005

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from
__________________ to ____________________.

Commission File Number 000-27001

Apex Capital Group, INC.
(Exact name of registrant as specified in its charter)

000-27001
(Commission File Number)

Wyoming	91-1939535
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

69930 Highway 111, Suite 100, Rancho Mirage, CA 92270
(Address of principal executive offices, with zip code)

(760) 219-2776
(Registrant’s telephone number, including area code)

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

We do not expect any significant changes in the number of employees in the next twelve months. We do not currently provide any services and have not generated any revenues, and we do not expect to generate revenues for the foreseeable future, nor do we anticipate incurring any significant expenses. Therefore,we will continue to operate on a minimal operating budget. Any expenses incurred will be paid for by our officers and directors and reimbursed once a merger or acquisition transaction takes place and we start generating cash flows.  We intend to limit our operations to seeking merger and acquisition candidates, and don't believe it is necessary to raise any additional funds during the next twelve months.

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

There have not been any significant changes in the internal controls over the Company’s financial reporting or other factors that could significantly affect internal controls relating to the Company since the last fiscal quarter.

Item 8b.  Other Information

None

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(A) of the Exchange Act

The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination:

Name	Date of Election or Positions Held	Designation	Date of Termination or resignation

Dempsey K. Mork	President/CEO/Director	6/30/1996	N/A
Norbert L. LeBoeuf	CFO/Director	12/15/2001	N/A

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

Item 10.  Executive Compensation

None

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 1,004,520 shares of the Company's common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit:

Name and Address	Number of Shares Beneficially Owned		Percentage of Class

Magellan Capital Corporation(1) Pension Plan & Trust/D.K. Mork 69930 Highway 111 Suite 100 Rancho Mirage, CA 92270	600,000	*	59.73%	*

Dempsey K. Mork(1) 69930 Highway 111 Suite 100 Rancho Mirage, CA 92270	50,720	*	5.05%	*
Sub Total Dempsey Mork Beneficially owned*
	650,720	*	64.78%	*

Norbert L. LeBoeuf(1) 69930 Highway 111 Suite 100 Rancho Mirage, CA 92270	19,280		1.92%

Magellan Capital Corporation (1) 69930 Highway 111 Suite 100 Rancho Mirage, CA 92270	203,860		20.29%

TOTAL	873,860	*	87.00%

(1)  The addresses of these persons are in c/o the Company.

* Percentage calculation of 1,004,520 shares outstanding at March 31, 2006.

Item 12.  Certain Relationships and Related Transactions

The Company has accrued $10,000 per year for management services rendered by Dempsey Mork, the Company's majority shareholder/President, pursuant to a five- year convertible promissory note covering years 1995 through 1999 for a total balance of $50,000 at December 31, 2005.  This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

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

Dated: September 8, 2006

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
(A Development Stage Company)
Financial Statements

For the Years Ended December 31, 2005 and 2004, and the Period of January 25, 1996 (inception) to December 31, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Apex Capital Group, Inc.

We have audited the balance sheet of Apex Capital Group, Inc. (a development stage company) (the Company) as of December 31, 2005, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ending December 31, 2005, 2004, and 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the years ending December 31, 2005, 2004, and 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 29, 2006

APEX CAPITAL GROUP, INC. (A Development Stage Company) BALANCE SHEET December 31, 2005

ASSETS

Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities	$5,900.00
Notes payable - related parties (note 4)	$70,000.00
Total liabilities	$75,900.00

STOCKHOLDERS' DEFICIT (note 3)

Preferred stock; $0.001 par value; 10,000 shares authorized; no shares issued and outstanding               -

Common stock; $0.001 par value; 99,990,000 shares authorized; 1,004,520 shares issued and outstanding   1,005

Additional paid-in capital	(304.00)
Deficit accumulated during development stage	(76,601)
Total stockholders' deficit	(75,900)
Total liabilities and stockholders' deficit	$-

See accompanying notes to the financial statements.

APEX CAPITAL GROUP, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS
	For the Year Ended Decemeber 31, 2005	For the Year Ended Decemeber 31, 2004	Cumulative from Inception (Jan. 25, 1996) to Dec. 31, 2005

Revenues	$-	$-	$-
Operating Expenses	5,900	10,000	76,601
Net loss from operations	(5,900)	(10,000)	(76,601)

Other Income (expense)	-	-	-
Net loss	$(5,900)	$(10,000)	$(76,601)

Net income (loss) per share	$(0.01)	$(0.01)

Weighed average number
common shares outstanding	1,004,520	1,004,520

See accompanying notes to the financial statements.

APEX CAPITAL GROUP, INC. (A Development Stage Company) STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT For the Period of January 25, 1996 (Inception) through December 31, 2005

	Shares	Common Stock	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total

Balance, January 25, 1996 (inception)
Shared issued for services	320,020	320	(304)	-	16
Net Loss
	-	-	-	(10,016)	(10,016)
Balance, January 25, 1996	320,020	320	(304)
Net Loss
	-	-	-	(10,016)	(10,010)
Balance, January 25, 1997	320,020	320	(304)	(20,016)	(20,000)
Shares issued for cash	684,500	685	-	-	685
Net Loss
	-	-	-	(10,000)	(10,000)
Balance, January 25, 1998	1,004,520	1,005	(304)	(30,016)	(29,315)
Net Loss
	-	-	-	(10,000)	(10,000)
Balance, January 25, 1999	1,004,520	1,005	(304)	(40,016)	(39,315)
Net Loss	-	-	-	(10,130)	(10,130)
Balance, January 25, 2000	1,004,520	1,005	(304)	(50,146)	(49,445)
Balance, January 25, 2001	1,004,520	1,005	(304)	(50,146)	(49,445)
Net Loss
	-	-	-	(555)	(555)
Balance, January 25, 2002	1,004,520	1,005	(304)	(50,701)	(50,000)
Net Loss
	-	-	-	(10,000)	(10,000)
Balance, January 25, 2003	1,004,520	1,005	(304)	(60,701)	(60,000)
Net Loss
	-	-	-	(10,000)	(10,000)
Balance, January 25, 2005	1,004,520	-	-
Net Loss
	-	1,005	(304)	(70,701)	(70,000)

See accompanying notes to financial statements.

APEX CAPITAL GROUP, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS
	For the Year Ended Decemeber 31, 2005	For the Year Ended Decemeber 31, 2004	Cumulative from Inception (Jan. 25, 1996) to Dec. 31, 2005

Operating Activities
Net income (loss)
	$(5,900)	$(10,000)	$(76,601)

Adjustments to reconcile net
loss to net cash used in operations:
Issuance of sahres for service
	-	-	16
Issuance of notes payable to related parties for services
	-	0,000	70,000

Changes in operatin assets and liabilites:
Increase in accounts payables
	5,900	-	5,900

Cash used in operating activities	-	-	(685)

Investing Activities	-	-	-

Financing Activities
Issuance of shares for cash
			685

Cash provided by financing activities	-	-	685

Net change in cash	-	-	-
Cash at beginning of the period	-	-	-

APEX CAPITAL GROUP, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004, and for the
Period of January 25, 1996 (Inception) through December 31, 2005

NOTE 1 - ORGANIZATION AND BUSINESS PLAN

The Company was incorporated under the laws of the State of Nevada on January 25, 1996 under the name of Pinnacle Management Group, Inc.  On February 6, 1996, the articles were amended to change its name to Apex Capital Group, Inc.  The Company was incorporated primarily to engage in any lawful activity. On July 27, 2005, the Company merged with Apex Capital Group,Inc. (a Wyoming entity) for the purpose of changing its omicile from Nevada to Wyoming.

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

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the years ended December 31, 2005 and 2004. The Company's convertible debt (Note 4) is a potentially dilutive security, but does not impact the computation of fully diluted EPS because its effect would be antidilutive. Accordingly, basic earnings per share and fully diluted earnings per share are thsame.

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

Recently Issued Accounting Pronouncements
In December of 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123."  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock- based employee compensation.  In addition, the statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

Recently Issued Pronouncements (continued)
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No.

3.This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle.  This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

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

The Company accrued $20,000 during 2003 and 2004 for management services rendered by an affiliate of the Company's majority shareholder/President pursuant to the terms of a convertible promissory note.  This note is non- interest bearing and convertible at a rate of $0.02 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

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

Approved:

/s/  Dempsey Mork            Date:  September 8, 2006
Dempsey Mork
President
Chief Executive Officer
Director

/s/  Norbert LeBoeuf        Date: September 8, 2006
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

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

(a)     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)     evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation (the Evaluation Date);  and,

(c)    evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this by this report based on such evaluation;

(d)     disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)     all  significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and,
(b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and,

6.     The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

Date: September 8, 2006

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

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

(a)     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)     evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report (the Evaluation Date);  and,

(c)    evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based such evaluation;

(d)     disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)     all  significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and,

(b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6.     The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

Date: September 8, 2006

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

Date: September 8, 2006

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

Date: September 8, 2006

/s/ Norbert L. LeBoeuf
   ------------------------------
Norbert L. LeBoeuf
Chief Financial Officer