Form 10QSB/A
period 2003-03-31
APEX CAPITAL GROUP INC
filed 2006-10-26
CIK 1086141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  AMENDMENT TO
                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 for the transition period from
                  __________________ to ____________________.
                        Commission File Number 000-27001

                            Apex Capital Group, Inc.
             (Exact name of registrant as specified in its charter)

                                    000-27001
                            (Commission File Number)

           Nevada                                         91-1939535
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)         (I.R.S. Employer
                                                      Identification No.)

                 69930 Highway 111, Suite 100, Rancho Mirage, CA
                 92270 (Address of principal executive offices,
                                 with zip code)

                          (760) 219-2776 (Registrant's
                     telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  |X| NO |_|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |X| NO |_|


The number of shares of registrant's common stock ($.001 par value) outstanding as of October 18, 2006 was 1,004,520.

Transitional Small Business Disclosure Format:  YES  |_| NO |X|

                                Explanatory Note

This Amendment on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Apex Capital Group, Inc. (the "Company") for the quarter ended March 31, 2003 (this "Amendment") is being filed for the purposes of (i) correcting an error appearing on the front cover page, (ii) amending and restating Note 6 of the Notes to the Financial Statements of the Company's Quarterly Report on Form 10-QSB filed on September 14, 2005 (the "Original Filing"), and (iii) amending and restating "Item 6. Exhibits" in accordance with the above corrections.

This Amendment corrects an error regarding the identification of the state of incorporation of the Company appearing on the front cover page of the Original Filing. The cover page incorrectly identified the Company's state of incorporation as Wyoming. The correct state of incorporation of the Company is Nevada.

This Amendment also amends and restates Note 6 of the Notes to Financial Statements furnished in Item 1 of the Original Filing by deleting the following sentence therein: "On July 27, 2005, the Company merged with Apex Capital Group, Inc. (a Wyoming entity) for the purpose of changing its domicile from Nevada to Wyoming." Except for Note 6 as amended and restated, Item 1 is reproduced in this Amendment in its entirety as they appear in the Original Filing without modification. Unaffected items in the Original Filing have not been restated in this Amendment.

As a result of this Amendment, the certifications pursuant to Section 302 and
Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed, re-filed and re-furnished as of the date of this Amendment. Accordingly, "Item 6. Exhibits" has been amended and restated herewith.

Except for the changes described above, no other changes have been made to the information contained in the Original Filing.

Concurrent with the filing of this Amendment, the Company is filing a Current Report on Form 8-K setting forth the changes described above in substantially the same manner with respect to each of its Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission since July 27, 2005.

Item 6.  Exhibits

(a) The Exhibits listed below are filed or furnished as part of this Amendment.

Exhibit No.
--------------

* Articles of Incorporation (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 11, 1999).

* Bylaws (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 11,
1999).

* Code of Ethics (Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended 2004 filed with the Securities and Exchange Commission on September 14, 2005).

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed.

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

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2003
                                   (UNAUDITED)


ASSETS

Total assets                                                           $     --


LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current liabilities                                                    $     --

Long-term liabilities:
Notes payable - related parties (note 4)                                 52,500

Total liabilities                                                        52,500

STOCKHOLDERS' DEFICIT (note 3)

Preferred stock; $0.001 par value; 10,000 shares
   authorized; no shares issued and outstanding                              --

Common stock; $0.001 par value; 99,990,000 shares
   authorized; 1,004,520 shares issued and outstanding                    1,005

Additional paid-in capital                                                 (304)
Deficit accumulated during development stage                            (53,201)

Total stockholders' deficit                                             (52,500)

Total liabilities and stockholders' deficit                            $     --



See accompanying notes to the financial statements.

                            APEX CAPITAL GROUP, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                  Cumulative from
                                     For the Three Months Ended      Inception
                                            March 31,            (January 25, 1996)
                                       2003           2002        to March 31, 2003
                                   -----------    -----------    ------------------

Revenues                           $      --      $      --      $             --

Operating expenses                       2,500            555                53,201

Net loss from operations                (2,500)          (555)              (53,201)

Other income (expense)                    --             --                    --

Net loss                           $    (2,500)   $      (555)   $          (53,201)

Net loss per share                                $     (0.00)   $            (0.00)

Weighted average number
common shares outstanding            1,004,520      1,004,520


See accompanying notes to the financial statements.

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 Cumulative
                                               For the Three Months Ended      from Inception
                                                        March 31,            (Jan. 26, 1996) to
                                                   2003          2002          March 31, 2003
                                               -----------    -----------    ------------------
Operating Activities

   Net income (loss)                           $    (2,500)   $      (555)   $          (53,201)

Adjustments to reconcile
  net loss to net cash
  used in operations:

Issuance of shares for
  services rendered                                     --             --                    16
Issuance of notes payable
  to related parties
  for services rendered                              2,500             --                52,500

Changes in operating assets and liabilities:

Increase in accounts payable                            --            555                    --

Cash used in operating
 activities                                             --             --                  (685)

Investing Activities                                    --             --                    --

Financing Activities
   Issuance of shares
    for cash                                            --             --                   685

Cash provided by financing
 activities                                             --             --                   685

Net change in cash                                      --             --                    --

Cash at beginning of
 the period                                             --             --                    --

Cash at end of the period $                             --    $        --    $               --

Supplemental information

Non-cash investing and financing activities:
Issuance of notes payable
 to related parties
 for services rendered                         $     2,500    $        --    $           52,500


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

NOTE 6 - SUBSEQUENT EVENTS

None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 26, 2006.


                                        APEX CAPITAL GROUP, INC.

                                        By: /s/ Dempsey K. Mork
                                            ---------------------------
                                            Dempsey K. Mork
                                            President, Chief Executive Officer
                                              and Director
                                            (Principal Executive Officer)

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 26, 2006.


/s/ Dempsey K. Mork                                  October 26, 2006
-------------------
Dempsey K. Mork
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Norbert LeBoeuf                                  October 26, 2006
-------------------
Norbert LeBoeuf
Chief Financial Officer and Director
(Principal Financial Officer)