Form 10QSB/A
period 2003-06-30
APEX CAPITAL GROUP INC
filed 2006-10-26
CIK 1086141

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

                                Explanatory Note

This Amendment on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Apex Capital Group, Inc. (the "Company") for the quarter ended June 30, 2003 (this "Amendment") is being filed for the purposes of (i) correcting an error appearing on the front cover page, (ii) amending and restating Note 6 of the Notes to the Financial Statements of the Company's Quarterly Report on Form 10-QSB filed on September 14, 2005 (the "Original Filing"), and (iii) amending and restating "Item 6. Exhibits" in accordance with the above corrections.

This Amendment corrects an error regarding the identification of the state of incorporation of the Company appearing on the front cover page of the Original Filing. The cover page incorrectly identified the Company's state of incorporation as Wyoming. The correct state of incorporation of the Company is Nevada.

This Amendment also amends and restates Note 6 of the Notes to Financial Statements furnished in Item 1 of the Original Filing by deleting the following sentence contained therein: "On July 27, 2005, the Company merged with Apex Capital Group, Inc. (a Wyoming entity) for the purpose of changing its domicile from Nevada to Wyoming." Except for Note 6 as amended and restated, Item 1 is reproduced in this Amendment in its entirety as they appear in the Original Filing without modification. Unaffected items in the Original Filing have not been restated in this Amendment.

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

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                      Cumulative
                                                                                    from Inception,
                           For the Three Months Ended   For the Six Months Ended    January 26,1996,
                                    June 30,                     June 30,             to June 30,
                               2003          2002          2003            2002           2003
                           -----------    -----------   -----------    -----------    -----------


Revenues                   $        --    $        --   $        --    $        --    $        --


Operating expenses               2,500             --         5,000            555         55,701


Net loss from operations         2,500             --         5,000            555         55,701


Other income (expense)              --             --            --             --             --


Net loss                   $    (2,500)   $        --   $    (5,000)          (555)   $   (55,701)


Net loss per share         $        --    $        --   $        --    $        --

Weighted average
   common shares
   outstanding               1,004,520      1,004,520     1,004,520      1,004,520


See accompanying notes to the financial statements.

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 Cumulative
                                                For the Six Months Ended       from Inception
                                                       June 30,              (Jan. 26, 1996) to
                                                   2003          2002          June 30, 2003
                                               -----------    -----------    ------------------

Operating Activities
   Net income (loss)                           $    (5,000)   $      (555)   $          (55,701)

Adjustments to reconcile
  net loss to net cash
  used in operations:

Issuance of shares
 for services rendered                                  --             --                    16

Issuance of notes payable
 to related parties for
 services rendered                                   5,000             --                55,000

Changes in operating assets and liabilities:

Increase in accounts payable                            --            555                    --

Cash used in
 operating activities                                   --             --                  (685)

Investing Activities                                    --             --                    --

Financing Activities
  Issuance of shares
   for cash                                             --             --                   685

Cash provided by
 financing activities                                   --             --                   685

Net change in cash                                      --             --                    --

Cash at beginning of
 the period                                             --             --                    --

Cash at end of the period $                             --    $        --    $               --

Supplemental information

Non-cash investing and financing activities:
Issuance of notes payable
 to related parties for
 services rendered                             $     5,000    $        --    $           55,000


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