Form 10QSB/A
period 2003-09-30
APEX CAPITAL GROUP INC
filed 2006-10-26
CIK 1086141

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


The number of shares of registrant's common stock ($.001 par value) outstanding as of October 14, 2006 was 1,004,520.

Transitional Small Business Disclosure Format:  YES  |_| NO |X|

                                Explanatory Note

This Amendment on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Apex Capital Group, Inc. (the "Company") for the quarter ended September 30, 2003 (this "Amendment") is being filed for the purposes of (i) correcting an error appearing on the front cover page, (ii) amending and restating Note 6 of the Notes to the Financial Statements of the Company's Quarterly Report on Form 10-QSB filed September 14, 2005 (the "Original Filing"), and (iii) amending and restating "Item 6. Exhibits" in accordance with the above corrections.

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

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                         Cumulative
                                                                                       from Inception
                           For the Three Months Ended   For the Nine Months Ended    (January 26, 1996)
                                  September 30,               September 30,            to September 30,
                              2003           2002          2003           2002               2003
                           -----------    -----------   -----------    -----------    ------------------

Revenues                   $        --    $        --   $        --    $        --    $               --

Operating expenses               2,500             --         7,500            555                58,201

Net loss from operations         2,500             --         7,500            555                58,201

Other income (expense)              --             --            --             --                    --

Net loss                   $    (2,500)   $        --   $    (7,500)   $      (555)   $          (58,201)

Net loss per share         $        --    $        --                  $     (0.01)   $               --

Weighted average
   common shares
   outstanding               1,004,520      1,004,520     1,004,520      1,004,520


See accompanying notes to the financial statements.

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 Cumulative
                                               For the Nine Months Ended       from Inception
                                              September 30,                  (Jan. 26, 1996) to
                                                  2003           2002        September 30, 2003
                                               -----------    -----------    ------------------

Operating Activities
  Net income (loss)                            $    (7,500)   $      (555)   $          (58,201)

Adjustments to reconcile
  net loss to net cash
  used in operations:

Issuance of shares for
  services rendered                                     --             --                    16

Issuance of notes payable
  to related parties
  for services rendered                              7,500             --                57,500

Changes in operating assets and liabilities:

Increase in accounts payable                            --            555                    --

Cash used in operating
  Activities                                            --             --                  (685)

Investing Activities                                    --             --                    --

Financing Activities
  Issuance of shares
    for cash                                            --             --                   685

Cash provided by financing
  activities                                            --             --                   685

Net change in cash                                      --             --                    --

Cash at beginning of
  the period                                            --             --                    --

Cash at end of the period $                             --    $        --    $               --

Supplemental information

Non-cash investing and financing activities:
  Issuance of notes payable
    to related parties
    for services rendered                      $     7,500    $        --    $           57,500


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


                                        APEX CAPITAL GROUP, INC.

                                        By: /s/ Dempsey K. Mork
                                            Dempsey K. Mork
                                            President, Chief Executive Officer
                                              and Director
                                            (Principal Executive Officer)

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