Form 10QSB/A
period 2004-03-31
APEX CAPITAL GROUP INC
filed 2006-10-26
CIK 1086141

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

                                Explanatory Note

This Amendment on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Apex Capital Group, Inc. (the "Company") for the quarter ended March 31, 2004 (this "Amendment") is being filed for the purposes of (i) correcting an error appearing on the front cover page, (ii) amending and restating Note 6 of the Notes to the Financial Statements of the Company's Quarterly Report on Form 10-QSB filed September 14, 2005 (the "Original Filing"), and (iii) amending and restating "Item 6. Exhibits" in accordance with the above corrections.

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

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    Cumulative from
                                      For the Three Months Ended        Inception
                                              March 31,             (January 25, 1996)
                                          2004          2003        to March 31, 2004
                                      -----------    -----------    ------------------

Revenues                              $        --    $        --    $               --

Operating expenses                          2,500          2,500                63,201

Net loss from operations                   (2,500)        (2,500)              (63,201)

Other income (expense)                         --             --                    --

Net loss                              $    (2,500)   $    (2,500)   $          (63,201)

Net loss per share                                   $     (0.00)   $            (0.00)

Weighted average number
common shares outstanding               1,004,520      1,004,520


See accompanying notes to the financial statements.

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Cumulative
                                               For the Three Months Ended      from Inception
                                                       March 31,             (Jan. 26, 1996) to
                                                  2004            2003         March 31, 2004
                                               -----------    -----------    ------------------

Operating Activities

  Net income (loss)                            $    (2,500)   $    (2,500)   $          (63,201)

Adjustments to reconcile
  net loss to net cash
  used in operations:

Issuance of shares
  for services rendered                                 --             --                    16

Issuance of notes payable
  to related parties
  for services rendered                              2,500          2,500                62,500

Changes in operating
assets and liabilities:                                 --             --                    --

Cash used in operating
  activities                                            --             --                  (685)

Investing Activities                                    --             --                    --

Financing Activities

Issuance of shares for cash                             --             --                   685

Cash provided by financing
 activities                                             --             --                   685

Net change in cash                                      --             --                    --

Cash at beginning of
 the period                                             --             --                    --

Cash at end of
 the period                                    $        --    $        --    $               --

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