Form 10QSB/A
period 2004-06-30
APEX CAPITAL GROUP INC
filed 2006-10-26
CIK 1086141

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

                            Apex Capital Group, Inc.
             (Exact name of registrant as specified in its charter)

                                    000-27001
                            (Commission File Number)

                       Nevada                               91-1939535
--------------------------------------------------------------------------------
   (State or other jurisdiction of incorporation)         I.R.S. Employer
                                                        Identification No.)

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

                                Explanatory Note

This Amendment on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Apex Capital Group, Inc. (the "Company") for the quarter ended June 30, 2004 (this "Amendment") is being filed for the purposes of (i) correcting an error appearing on the front cover page, (ii) amending and restating Note 6 of the Notes to the Financial Statements of the Company's Quarterly Report on Form 10-QSB filed on September 14, 2005 (the "Original Filing"), and (iii) amending and restating "Item 6. Exhibits" in accordance with the above corrections.

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

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                       Cumulative
                                                                                     from Inception,
                           For the Three Months Ended    For the Six Months Ended   January 26, 1996,
                                    June 30,                      June 30,             to June 30,
                               2004          2003           2004           2003           2004
                           -----------    -----------    -----------    -----------    -----------

Revenues                   $        --    $        --    $        --    $        --    $        --

Operating expenses               2,500          2,500          5,000          5,000         65,701

Net loss from operations         2,500          2,500          5,000          5,000         65,701

Other income (expenses)             --             --             --             --             --

Net loss                   $    (2,500)   $    (2,500)   $    (5,000)   $    (5,000)   $   (65,701)

Net loss per share         $        --    $        --    $        --    $        --

Weighted average
  common shares
  outstanding                1,004,520      1,004,520      1,004,520      1,004,520


See accompanying notes to the financial statements.

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Cumulative
                                                  For the Six Months          from Inception,
                                                     Ended June 30,          Jan. 26, 1996, to
                                                   2004          2003           June 30, 2004
                                               -----------    -----------    ------------------

Operating Activities
   Net income (loss)                           $    (5,000)   $    (5,000)   $          (65,701)

Adjustments to reconcile
  net loss to net cash
  used in operations:

Issuance of shares
 for services rendered                                  --             --                    16

Issuance of notes payable
 to related parties for
 services rendered                                   5,000          5,000                65,000

Changes in operating assets
 and liabilities                                        --             --                    --
Cash used in operating activities                       --             --                  (685)

Investing Activities                                    --             --                    --

Financing Activities

Issuance of shares for cash                             --             --                   685

Cash provided by financing
 activities                                             --             --                   685

Net change in cash                                      --             --                    --

Cash at beginning of the period                         --             --                    --

Cash at end of the period                      $        --    $        --    $               --

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