Form 10QSB/A
period 2004-09-30
APEX CAPITAL GROUP INC
filed 2006-10-26
CIK 1086141

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

                                Explanatory Note

This Amendment on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Apex Capital Group, Inc. (the "Company") for the quarter ended September 30, 2004 (this "Amendment") is being filed for the purposes of (i) correcting an error appearing on the front cover page, (ii) amending and restating Note 6 of the Notes to the Financial Statements of the Company's Quarterly Report on Form 10-QSB filed on September 14, 2005 (the "Original Filing"), and (iii) amending and restating "Item 6. Exhibits" in accordance with the above corrections.

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

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                          Cumulative
                                                                                        from Inception,
                           For the Three Months Ended    For the Nine Months Ended     January 26, 1996,
                                  September 30,                September 30,            to September 30,
                               2004           2003          2004           2003              2004
                           -----------    -----------    -----------    -----------    ------------------

Revenues                   $        --    $        --    $        --    $        --    $               --

Operating expenses               2,500          2,500          7,500          7,500                68,201

Net loss from operations         2,500          2,500          7,500          7,500                68,201

Other income (expense)              --             --             --             --                    --

Net loss                   $    (2,500)   $    (2,500)   $    (7,500)   $    (7,500)   $          (68,201)

Net loss per share         $        --    $        --                   $     (0.01)   $            (0.01)

Weighted average
  common shares
  outstanding                1,004,520      1,004,520      1,004,520      1,004,520


See accompanying notes to the financial statements.

                                             APEX CAPITAL GROUP, INC.
                                           (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                 Cumulative
                                               For the Nine Months Ended        from Inception
                                                      September 30,          (Jan. 26, 1996) to
                                                   2004           2003       September 30, 2004
                                               -----------    -----------    ------------------

Operating Activities
  Net income (loss)                            $    (7,500)   $    (7,500)   $          (68,201)

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