Form 10KSB/A
period 2004-12-31
APEX CAPITAL GROUP INC
filed 2006-10-26
CIK 1086141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 TO
                                   FORM 10-KSB

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

                            Apex Capital Group, Inc.
             (Exact name of registrant as specified in its charter)

                                    000-27001
                            (Commission File Number)

           Nevada                                     91-1939535
--------------------------------------------------------------------------------
   (State or other jurisdiction                     (I.R.S. Employer
        of incorporation)                           Identification No.)

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

Registrant's revenues for its fiscal year ended December 31, 2004 were: $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: Not Applicable

The number of shares of registrant's common stock ($.001 par value) outstanding as of October 14, 2006 was 1,004,520.

Transitional Small Business Disclosure Format:  YES  |_| NO |X|

                                Explanatory Note

This Amendment No. 2 on Form 10-KSB/A to the Annual Report on Form 10-KSB of Apex Capital Group, Inc. (the "Company") for the fiscal year ended December 30, 2004 (this "Amendment") is being filed for the purposes of (i) correcting an error appearing on the front cover page, (ii) amending and restating Note 6 of the Notes to the Financial Statements of the Company's Annual Report on Form 10-KSB filed on September 14, 2005 (the "Original Filing"), as amended by Amendment No. 1 on Form 10-KSB/A filed on December 7, 2005, and (iii) amending and restating "Item 13. Exhibits" in its entirety in accordance with the above corrections.

This Amendment corrects an error regarding the identification of the state of incorporation of the Company appearing on the front cover page of the Original Filing, as amended. The cover page incorrectly identified the Company's state of incorporation as Wyoming. The correct state of incorporation of the Company is Nevada.

This Amendment also amends and restates Note 6 of the Notes to the Financial Statements furnished in the Original Filing, as amended, by deleting the following sentence therein: "On July 27, 2005, the Company merged with Apex Capital Group, Inc. (a Wyoming entity) for the purpose of changing its domicile from Nevada to Wyoming." Except for Note 6 as amended and restated, the Financial Statements and the Notes thereto are reproduced in this Amendment in their entirety as they appear in the Original Filing, as amended, without modification. The Report of Independent Registered Public Accounting Firm has been filed as of the date of the Original Filing except for the restatement of
Note 6 of the Notes to the Financial Statements, as to which the date is as of October 18, 2006.

As a result of this Amendment, the certifications pursuant to Section 302 and
Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing, as amended, have been re-executed, re-filed, and re-furnished as of the date of this Amendment. Accordingly, "Item 13. Exhibits" has been amended and restated herewith.

Except for the changes described above, no other changes have been made to the information contained in the Original Filing, as amended.

Concurrent with the filing of this Amendment, the Company is filing a Current Report on Form 8-K setting forth the changes described above in substantially the same manner with respect to each of its Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission since July 27, 2005.

Item 13.  Exhibits

(a) The Exhibits listed below are filed or furnished as part of this Amendment.

Exhibit No.
-----------

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


                                      APEX CAPITAL GROUP, INC.

                                      By: /s/ Dempsey K. Mork
                                         ---------------------------------------
                                         Dempsey K. Mork
                                         President, Chief Executive Officer and
                                         Director (Principal Executive Officer)

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


/s/ Dempsey K. Mork                                  October 26, 2006
-------------------
Dempsey K. Mork
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Norbert LeBoeuf                                  October 26, 2006
-------------------
Norbert LeBoeuf
Chief Financial Officer and Director
(Principal Financial Officer)

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)

                              Financial Statements

                           December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm                                            F-1

Financial Statements:

Balance Sheet as of December 31, 2004                                                              F-2

Statements of Operations for the years ended December 31, 2004 and 2003, and cumulative from       F-3
inception (January 25, 1996) to December 31, 2004

Statements of Changes in Stockholders Deficit cumulative from inception (January 25, 1996)         F-4
to December 31, 2004

Statements of Changes in Stockholders Deficit cumulative from inception (January 25, 1996)         F-5
to December 31, 2004

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


Child, Sullivan & Company
Kaysville, Utah
August 31, 2005 (except the first paragraph of Note 6, which is dated October 18, 2006)

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

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                               Cumulative from
                                   For the Year Ended             Inception
                                       December 31,           (Jan. 25, 1996) to
                                    2004           2003        December 31, 2004
                                                                 (UNAUDITED)


Revenues                       $        --     $        --       $        --

Operating expenses                  10,000          10,000            70,701

Net loss from operations           (10,000)        (10,000)          (70,701)


Other income (expense)                  --              --                --

Net loss                       $   (10,000)    $   (10,000)      $   (70,701)

Net loss per share             $     (0.01)    $     (0.01)

Weighted average number
common shares outstanding        1,004,520       1,004,520


See accompanying notes to the financial statements.

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                      Additional         During
                                                                      Common           Paid-In         Development
                                                      Shares           Stock           Capital            Stage              Total
Balance, January 25, 1996
   (date of inception)                                     --        $      --        $      --         $      --         $      --
Shares issued for services                            320,020              320             (304)               --                16
Net loss                                                   --               --               --           (10,016)          (10,016)
Balance, December 31, 1996                            320,020              320             (304)          (10,016)          (10,000)
Net loss                                                   --               --               --           (10,000)          (10,000)
Balance, December 31, 1997                            320,020              320             (304)          (20,016)          (20,000)
Shares issued for cash                                684,500              685               --                --               685
Net loss                                                   --               --               --           (10,000)          (10,000)
Balance, December 31, 1998                          1,004,520            1,005             (304)          (30,016)          (29,315)
Net loss                                                   --               --               --           (10,000)
                                                                                                                            (10,000)
Balance, December 31, 1999                          1,004,520            1,005             (304)          (40,016)          (39,315)
Net loss                                                   --               --               --           (10,130)          (10,130)
Balance, December 31, 2000                          1,004,520            1,005             (304)          (50,146)          (49,445)
Balance, December 31, 2001                          1,004,520            1,005             (304)          (50,146)          (49,445)
Net loss                                                   --               --               --              (555)             (555)
Balance, December 31, 2002                          1,004,520            1,005             (304)          (50,701)          (50,000)
Net loss                                                   --               --               --           (10,000)          (10,000)
Balance, December 31, 2003                          1,004,520            1,005             (304)          (60,701)          (60,000)
Net loss                                                   --               --               --           (10,000)          (10,000)
Balance, December 31, 2004                          1,004,520        $   1,005        $    (304)        $ (70,701)        $ (70,000)

See accompanying notes to financial statements.

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                  Cumulative
                                      For the Year Ended        from Inception
                                          December 31,        (Jan. 26, 1996) to
                                       2004          2003      December 31, 2004
                                                                  (UNAUDITED)
Operating Activities
   Net income (loss)                $(10,000)      $(10,000)      $(70,701)

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