Form 10QSB/A
period 2005-03-31
APEX CAPITAL GROUP INC
filed 2006-10-26
CIK 1086141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 TO
                                   FORM 10-QSB

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

                                Explanatory Note

This Amendment No. 2 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Apex Capital Group, Inc. (the "Company") for the quarter ended March 31, 2005 (this "Amendment") is being filed for the sole purposes of (i) correcting an error appearing on the front cover page, (ii) amending and restating in its entirety Item 1 of the Company's Quarterly Report on Form 10-QSB filed on September 14, 2005 (the "Original Filing"), as amended by Amendment No. 1 on Form 10-QSB/A filed on December 7, 2005, and (iii) amending and restating "Item
6. Exhibits" in accordance with the above corrections.

This Amendment corrects an error regarding the identification of the state of incorporation of the Company appearing on the front cover page of the Original Filing, as amended. The cover page incorrectly identified the Company's state of incorporation as Wyoming. The correct state of incorporation of the Company is Nevada.

This Amendment also amends and restates Item 1 of the Original Filing, as amended ("Amended Item 1"), which Amended Item 1 contained the Financial Statements and the Notes thereto pertaining to the quarterly period ending September 30, 2005 instead of March 31, 2005. To correct this unintentional error, Amended Item 1 is amended and restated in this Amendment in its entirety to provide the Financial Statements and the Notes thereto pertaining to the quarterly period ending March 31, 2005 as previously provided as part of the Original Filing, with the exception of the deletion of the following sentence contained in Note 6 of the Notes to Financial Statements of the Original Filing:
"On July 27, 2005, the Company merged with Apex Capital Group, Inc. (a Wyoming entity) for the purpose of changing its domicile from Nevada to Wyoming." Unaffected items in the Original Filing, as amended, have not been restated in this Amendment.

As a result of this Amendment, the certifications pursuant to Section 302 and
Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing, as amended, have been re-executed, re-filed and re-furnished as of the date of this Amendment. Accordingly, "Item 6. Exhibits" has been amended and restated herewith.

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

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Cumulative from
                              For the Three Months Ended          Inception
                                       March 31,              (January 25, 1996)
                                 2005           2004          to March 31, 2005

Revenues                      $     --     $        --           $        --

Operating expenses                  --           2,500                70,701

Net loss from operations            --          (2,500)              (70,701)

Other income (expense)              --              --                    --

Net loss                      $     --     $    (2,500)          $   (70,701)

Net loss per share            $     (0.00) $     (0.00)

Weighted average number
common shares outstanding       1,004,520    1,004,520


See accompanying notes to the financial statements.

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Cumulative
                                  For the Three Months Ended    from Inception
                                             March 31,        (Jan. 26, 1996) to
                                     2005           2004        March 31, 2005

Operating Activities

  Net income (loss)              $       --      $ (2,500)          $(70,701)

Adjustments to reconcile
net loss to net cash
used in operations:

Issuance of shares for
 services rendered                       --            --                 16

Issuance of notes payable
 to related parties for
 services rendered                       --         2,500             70,000

Changes in operating assets
 and liabilities                         --            --                 --

Cash used in operating
 activities                              --            --               (685)

Investing Activities                     --            --                 --


Financing Activities

Issuance of shares for cash              --            --                685

Cash provided by financing
 activities                              --            --                685

Net change in cash                       --            --                 --

Cash at beginning of
 the period                              --            --                 --

Cash at end of
 the period                      $       --      $     --           $     --

Supplemental information

Non-cash investing and financing activities:
Issuance of notes payable
 to related parties
 for services rendered           $        --     $  2,500           $ 70,000

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


                                       APEX CAPITAL GROUP, INC.

                                       By: /s/ Dempsey K. Mork
                                           -----------------------------------
                                           Dempsey K. Mork
                                           President, Chief Executive Officer
                                           and Director (Principal Executive
                                           Officer)

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