Form 10QSB/A
period 2005-06-30
APEX CAPITAL GROUP INC
filed 2006-10-26
CIK 1086141

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

                                Explanatory Note

This Amendment No. 2 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Apex Capital Group, Inc. (the "Company") for the quarter ended June 30, 2005 (this "Amendment") is being filed for the purposes of (i) correcting an error appearing on the front cover page, (ii) amending and restating in its entirety
Item 1 of the Company's Quarterly Report on Form 10-QSB filed on September 14, 2005 (the "Original Filing"), as amended by Amendment No. 1 on Form 10-QSB/A filed on December 7, 2005, and (iii) amending and restating "Item 6. Exhibits" in accordance with the above corrections.

This Amendment corrects an error regarding the identification of the state of incorporation of the Company appearing on the front cover page of the Original Filing, as amended. The cover page incorrectly identified the Company's state of incorporation as Wyoming. The correct state of incorporation of the Company is Nevada.

This Amendment also amends and restates Item 1 of the Original Filing, as amended ("Amended Item 1"), which Amended Item 1 contained the Financial Statements and the Notes thereto pertaining to the quarterly period ending September 30, 2005 instead of June 30, 2005. To correct this unintentional error, Amended Item 1 is amended and restated in this Amendment in its entirety to furnish the Financial Statements and the Notes thereto pertaining to the quarterly period ending June 30, 2005 as previously provided as part of the Original Filing, with the exception of the deletion of the following sentence contained in Note 6 of the Notes to Financial Statements of the Original Filing:
"On July 27, 2005, the Company merged with Apex Capital Group, Inc. (a Wyoming entity) for the purpose of changing its domicile from Nevada to Wyoming." Unaffected items in the Original Filing, as amended, have not been restated in this Amendment.

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

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                      Cumulative
                                                                                                                    from Inception,
                                                For the Three Months Ended           For the Six Months Ended      January 26, 1996,
                                                          June 30,                            June 30,                to June 30,
                                                    2005            2004                2005             2004             2005
Revenues                                      $        --       $        --        $        --       $        --      $        --

Operating expenses                                     --             2,500                 --             5,000           70,701

Net loss from operations                               --             2,500                 --             5,000           70,701

Other income (expense)                                 --                --                 --                --               --

Net loss                                      $        --       $    (2,500)       $        --       $    (5,000)     $   (70,701)

Net loss per share                            $        --       $        --        $        --       $        --

Weighted average
   common shares
   outstanding                                  1,004,520         1,004,520          1,004,520         1,004,520

See accompanying notes to the financial statements.

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Cumulative
                                      For the Six Months        from Inception
                                         Ended June 30,      (Jan. 26, 1996) to
                                        2005       2004          June 30, 2005


Operating Activities
   Net income (loss)                 $     --     $ (5,000)        $(70,701)

Adjustments to reconcile
 Net loss to net cash
 used in operations:

Issuance of shares for
 services rendered                         --           --               16

Issuance of notes payable
 to related parties for
 services rendered                         --        5,000           70,000

Changes in operating assets
 and liabilities                           --           --               --

Cash used in operating
 activities                                --           --             (685)

Investing Activities                       --           --               --

Financing Activities

Issuance of shares for cash                --           --              685

Cash provided by financing
 activities                                --           --              685

Net change in cash                         --           --               --

Cash at beginning of the period            --           --               --

Cash at end of the period            $     --     $     --         $     --

Supplemental information

Non-cash investing and financing activities:
Issuance of notes payable
 to related parties
 for services rendered               $     --     $  5,000         $ 70,000

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


                                       APEX CAPITAL GROUP, INC.

                                       By: /s/ Dempsey K. Mork
                                           --------------------------------
                                           Dempsey K. Mork
                                           President, Chief Executive Officer
                                           and Director (Principal Executive
                                           Officer)

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