Form 10QSB/A
period 2005-09-30
APEX CAPITAL GROUP INC
filed 2006-10-26
CIK 1086141

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

                                Explanatory Note

This Amendment No. 2 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Apex Capital Group, Inc. (the "Company") for the quarter ended September 30, 2005 (this "Amendment") is being filed for the purposes of (i) correcting an error appearing on the front cover page, (ii) amending and restating Note 1 of the Notes to the Financial Statements of the Company's Quarterly Report on Form 10-QSB filed on November 9, 2005 (the "Original Filing"), as amended by Amendment No. 1 on Form 10-QSB/A filed on December 7, 2005, and (iii) amending and restating "Item 6. Exhibits" in accordance with the above corrections.

This Amendment corrects an error regarding the identification of the state of incorporation of the Company appearing on the front cover page of the Original Filing, as amended. The cover page incorrectly identified the Company's state of incorporation as Wyoming. The correct state of incorporation of the Company is Nevada.

This Amendment also amends and restates Note 1 of the Notes to Financial Statements furnished in Item 1 of the Original Filing, as amended, by deleting the following sentence contained in the first paragraph therein: "On July 27, 2005, the Company merged with Apex Capital Group, Inc. (a Wyoming entity) for the purpose of changing its domicile from Nevada to Wyoming." Except for Note 1 as amended and restated, Item 1 is reproduced in this Amendment in its entirety as they appear in the Original Filing, as amended, without modification. Unaffected items in the Original Filing, as amended, have not been restated in this Amendment.

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

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2005
                                   (UNAUDITED)

ASSETS

Total assets                                                           $     --

LIABILITIES AND STOCKHOLDERS  DEFICIT

LIABILITIES

Current liabilities:
  Accounts payable                                                     $  5,200

Long-term liabilities:
  Notes payable - related parties (note 4)                               70,000

Total liabilities                                                        75,200

STOCKHOLDERS  DEFICIT (note 3)

Preferred stock; $0.001 par value;
  10,000 shares authorized; no
  shares issued and outstanding                                              --

Common stock; $0.001 par value;
  99,990,000 shares authorized;
  1,004,520 shares issued and outstanding                                 1,005

Additional paid-in capital                                                 (304)
Deficit accumulated during dev. stage                                   (75,901)

Total stockholders  deficit                                             (75,200)

Total liabilities and stockholders  deficit                            $     --

                               APEX CAPITAL GROUP
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                        Cumulative
                                                                                                                      From inception
                                                                                                                       (January 26,
                                               For the three months ended            For the nine months ended           1996) to
                                                      September 30,                       September 30,                September 30,
                                                 2005               2004              2005               2004               2005
Revenues                                    $        --        $        --        $        --        $        --        $        --

Operating expenses                                5,200              2,500              5,200              7,500             75,901

Net loss from operations                         (5,200)            (2,500)            (5,200)            (7,500)           (75,901)

Other income (expense)                               --                 --                 --                 --                 --

Net loss                                    $    (5,200)       $    (2,500)       $    (5,200)       $    (7,500)       $   (75,901)

Net loss per share                                             $     (0.01)       $        --        $     (0.01)       $     (0.01)

Weighted average
common shares
outstanding                                   1,004,520          1,004,520          1,004,520          1,004,520

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Cumulative
                                                                  from inception
                                                                   (January 26,
                                 For the nine months                 1996) to
                                  ended September 30,              September 30,
                                       2005          2004              2005
Operating Activities
Net loss                           $ (5,200)      $ (7,500)          $(75,901)

Adjustments to reconcile
  net loss to net cash
  used in operations:

Issuance of shares for
  services rendered                      --             --                 16
Issuance of notes payable
  to related parties for
  services rendered                      --          7,500             70,000

Changes in operating
  assets and liabilities:
Increase in accounts payable          5,200             --              5,200
Net cash used in
  operating activities                   --             --               (685)

Investing Activities                     --             --                 --

Financing Activities
Issuance of shares for cash              --             --                685
Net cash provided by
  financing activities                   --             --                685

Net change in cash                       --             --                 --
Cash at beginning of period              --             --                 --
Cash at end of period              $     --       $     --           $     --

Supplemental Information
Non-cash investing and financing activities:
Issuance of notes payable
  to related parties for
  services rendered                $     --       $  7,500           $  70,000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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


                                       APEX CAPITAL GROUP, INC.

                                       By: /s/ Dempsey K. Mork
                                           ----------------------------------
                                           Dempsey K. Mork
                                           President, Chief Executive Officer
                                           and Director (Principal Executive
                                           Officer)

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