Form 10KSB/A
period 2005-12-31
APEX CAPITAL GROUP INC
filed 2006-10-26
CIK 1086141

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
YES ☑ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

Registrant’s revenues for its fiscal year ended December 31, 2005 were: $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: Not Applicable

The number of shares of registrant’s common stock ($.001 par value) outstanding as of October 18, 2006 was 1,004,520.

Transitional Small Business Disclosure Format: YES ☐ NO ☑

Explanatory Note

This Amendment No. 2 on Form 10-KSB/A to the Annual Report on Form 10-KSB of Apex Capital Group, Inc. (the “Company”) for the fiscal year ended December 30, 2005 (this “Amendment”) is being filed for the purposes of (i) correcting an error appearing on the front cover page, (ii) amending and restating in its entirety “Item 1. Description of Business,” (iii) amending and restating the Financial Statements and the Notes thereto of the Company’s Annual Report on Form 10-KSB filed on April 3, 2006 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-KSB/A filed on September 11, 2006, and (iv) amending and restating “Item 13. Exhibits” in its entirety in accordance with the above corrections.

This Amendment corrects an error regarding the identification of the state of incorporation of the Company appearing on the front cover page of the Original Filing, as amended. The cover page incorrectly identified the Company’s state of incorporation as Wyoming. The correct state of incorporation of the Company is Nevada.

This Amendment also amends and restates in its entirety “Item 1. Description of Business” of the Original Filing, as amended, by deleting the following sentence contained in the first paragraph therein: “On July 27, 2005, the Company merged with Apex Capital Group, Inc. (a Wyoming entity) for the purpose of changing its domicile from Nevada to Wyoming.” Unaffected items in the Original Filing, as amended, have not been restated in this Amendment.

Additionally, this Amendment corrects errors contained in the Financial Statements of the Original Filing, as amended, which were inadvertently made in the process of converting and formatting the Financial Statements to an electronic format for filing. The corrections are summarized as follows:

(i) Statements of Changes in Stockholders’ Deficit incorrectly stated January 25 as the date of the yearly ending balance for each year period from 1996 through 2005. The correct date is December 31 and is reflected in this Amendment;

(ii) Statements of Changes in Stockholders’ Deficit incorrectly stated the yearly ending balance for 2004 as that of 2005, and did not include the activity or yearly ending balance for 2005. The correct 2005 activity and yearly ending balances for 2004 and 2005 are included in this Amendment;

(iii)  Statements of Changes in Stockholders’ Deficit incorrectly stated (a) the net loss amount for 1997 and (b) the ‘Deficit Accumulated During Development Stage’ and ‘Total’ yearly ending balances for 1997. The correct net loss amount and yearly ending balances for 1997 are included in this Amendment;

(iv)  Statements of Cash Flows contained no information relating to cash at end of the period, supplemental cash flow or non-cash investing and financing activities. The missing items are included this Amendment; and

(v) Statements of Cash Flows incorrectly stated the ‘Issuance of notes payable to related parties for services’ for the year ended December 31, 2004. The correct amount is included in this Amendment.

This Amendment also amends and restates Note 1 of the Notes to the Financial Statements furnished in the Original Filing, as amended, by deleting the following sentence therein: “On July 27, 2005, the Company merged with Apex Capital Group, Inc. (a Wyoming entity) for the purpose of changing its domicile from Nevada to Wyoming.” Except for Note 1 as amended and restated, the Notes to the Financial Statements are reproduced in this Amendment in their entirety as they appear in the Original Filing, as amended, without modification.

Accordingly, the Financial Statements and the Notes thereto of the Original Filing, as amended, are amended and restated in this Amendment in their entirety. Other than the corrections described above, no changes have been made to the Financial Statements of the Original Filing, as amended, or to the Notes relating thereto.

The Report of Independent Registered Public Accounting Firm has been filed as of the date of the Original Filing except for the restatement of Note 1 of the Notes to the Financial Statements, as to which the date is as of October 18, 2006.

As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing, as amended, have been re-executed, re-filed and re-furnished as of the date of this Amendment. Accordingly, “Item 13. Exhibits” has been amended and restated herewith.

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

/s/ Dempsey K. Mork Dempsey K. Mork President, Chief Executive Officer and Director (Principal Executive Officer)	October 26, 2006

/s/ Norbert LeBoeuf Norbert LeBoeuf Chief Financial Officer and Director (Principal Financial Officer)	October 26, 2006

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

Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 29, 2006 (except the first paragraph of Note 1, which is dated October 18, 2006)

APEX CAPITAL GROUP, INC. (A Development Stage Company) BALANCE SHEET December 31, 2005

ASSETS

Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities	$5,900
Notes payable - related parties (note 4)	70,000
Total liabilities	75,900

STOCKHOLDERS’ DEFICIT (NOTE 3)
Preferred stock; $.001 par value; 10,000 shares authorized; no shares issued and outstanding	-

Common stock; $.001 par value; 99,990,000 shares authorized; 1,004,520 shares issued and outstanding	1,005

Additional paid-in capital	(304)
Deficit accumulated during development stage	(76,601)
Total stockholders’ deficit	(75,900)
Total liabilities and stockholders’ deficit	$-

See accompanying notes to financial statements.

APEX CAPITAL GROUP, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS
	For the Year Ended Decemeber 31, 2005	For the Year Ended Decemeber 31, 2004	Cumulative from Inception (Jan. 25, 1996) to Dec. 31, 2005

Revenues	$-	$-	$-
Operating Expenses	5,900	10,000	76,601
Net loss from operations	(5,900)	(10,000)	(76,601)

Other Income (expense)	-	-	-
Net loss	$(5,900)	$(10,000)	$(76,601)

Net income (loss) per share	$(0.01)	$(0.01)

Weighed average number common shares outstanding	1,004,520	1,004,520

See accompanying notes to financial statements.

APEX CAPITAL GROUP, INC. (A Development Stage Company) STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT For the Period of January 25, 1996 (Inception) through December 31, 2005

	Shares	Common Stock	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total

Balance, January 25, 1996 (inception)
Shared issued for services	320,020	320	(304)	-	16
Net Loss	-	-	-	(10,016)	(10,016)
Balance, December 31, 1996	320,020	320	(304)	(10,016)	(10,000)
Net Loss	-	-	-	(10,000)	(10,000)
Balance, December 31, 1997	320,020	320	(304)	(20,016)	(20,000)
Shares issued for cash	684,500	685	-	-	685
Net Loss	-	-	-	(10,000)	(10,000)
Balance, December 31, 1998	1,004,520	1,005	(304)	(30,016)	(29,315)
Net Loss	-	-	-	(10,000)	(10,000)
Balance, December 31, 1999	1,004,520	1,005	(304)	(40,016)	(39,315)
Net Loss	-	-	-	(10,130)	(10,130)
Balance, December 31, 2000	1,004,520	1,005	(304)	(50,146)	(49,445)
Balance, December 31, 2001	1,004,520	1,005	(304)	(50,146)	(49,445)
Net Loss	-	-	-	(555)	(555)
Balance, December 31, 2002	1,004,520	1,005	(304)	(50,701)	(50,000)
Net Loss	-	-	-	(10,000)	(10,000)
Balance, December 31, 2003	1,004,520	1,005	(304)	(60,701)	(60,000)
Net Loss	-	-	-	(10,000)	(10,000)
Balance, December 31, 2004	1,004,520	1,005	(304)	(70,701)	(70,000)
Net Loss	-	-	-	(5,900)	(5,900)
Balance, December 31, 2005	1,004,520	1,005	(304)	(76,601)	(75,900)

See accompanying notes to financial statements.

APEX CAPITAL GROUP, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS
	For the Year Ended Decemeber 31, 2005	For the Year Ended Decemeber 31, 2004	Cumulative from Inception (Jan. 25, 1996) to Dec. 31, 2005

Operating Activities
Net income (loss)	$(5,900)	$(10,000)	$(76,601)

Adjustments to reconcile net
loss to net cash used in operations:
Issuance of shares for services	-	-	16
Issuance of notes payable to related parties for services	-	10,000	70,000

Changes in operating assets and liabilites:
Increase in accounts payables	5,900	-	5,900
Cash used in operating activities	-	-	(685)

Investing Activities	-	-	-

Financing Activities
Issuance of shares for cash			685
Cash provided by financing activities	-	-	685

Net change in cash	-	-	-
Cash at beginning of the period	-	-	-
Cash at end of the period	$-	$-	$-

Supplemental information:
Cash paid for interest and income taxes	$-	$-	$-

Non-cash investing and financing activities:
Issuance of notes payable to related party for services rendered	$-	$10,000	$70,000

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