Form 10QSB/A
period 2006-03-31
APEX CAPITAL GROUP INC
filed 2006-10-26
CIK 1086141

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

                                Explanatory Note

This Amendment on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Apex Capital Group, Inc. (the "Company") for the quarter ended March 31, 2006 (this "Amendment") is being filed for the purposes of (i) correcting an error appearing on the front cover page, (ii) amending and restating Note 1 of the Notes to the Financial Statements of the Company's Quarterly Report on Form 10-QSB filed on August 17, 2006 (the "Original Filing"), and (iii) amending and restating "Item 6. Exhibits" in accordance with the above corrections.

This Amendment corrects an error regarding the identification of the state of incorporation of the Company appearing on the front cover page of the Original Filing. The cover page incorrectly identified the Company's state of incorporation as Wyoming. The correct state of incorporation of the Company is Nevada.

This Amendment also amends and restates Note 1 of the Notes to Financial Statements furnished in Item 1 of the Original Filing by deleting the following sentence contained in the first paragraph therein: "On July 27, 2005, the Company merged with Apex Capital Group, Inc. (a Wyoming entity) for the purpose of changing its domicile from Nevada to Wyoming." Except for Note 1 as amended and restated, Item 1 is reproduced in this Amendment in its entirety as they appear in the Original Filing without modification. Unaffected items in the Original Filing have not been restated in this Amendment.

As a result of this Amendment, the certifications pursuant to Section 302 and
Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed, re-filed, and re-furnished as of the date of this Amendment. Accordingly, "Item
6. Exhibits" has been amended and restated herewith.

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

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                 March 31, 2006
                                   (UNAUDITED)

ASSETS

Total assets                                                           $     --


LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current liabilities:
Accounts payable                                                       $  1,000
Accounts payable - related party  (note 4)                                5,900

Total current liabilities                                                 6,900

Long-term liabilities:
Notes payable - related parties (note 4)                                 70,000

Total liabilities                                                        76,900

STOCKHOLDERS' DEFICIT (note 3)

Preferred stock; $0.001 par value; 10,000 shares
   authorized; no shares issued and outstanding                              --

Common stock; $0.001 par value; 99,990,000 shares
   authorized; 1,004,520 shares issued and
   outstanding                                                            1,005

Additional paid-in capital                                                 (304)
Deficit accumulated during development stage                            (77,601)

Total stockholders' deficit                                             (76,900)

Total liabilities and stockholders' deficit                            $     --



See accompanying notes to the financial statements.

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Cumulative from
                                    For the Three Months Ended          Inception
                                             March 31,              (January 25, 1996)
                                        2006           2005         to March 31, 2006
                                    -----------    -------------    ------------------

Revenues                            $        --    $          --    $               --

Operating expenses                        1,000               --                77,601

Net loss from operations                 (1,000)              --               (77,601)

Other income (expense)                       --               --                    --

Net loss                            $     (1000)   $          --    $          (77,601)

Net income (loss) per share         $     (0.00)   $       (0.00)

Weighted average number
 common shares outstanding            1,004,520        1,004,520



See accompanying notes to the financial statements.

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              Cumulative
                                                            from Inception
                                For the Three Months        (Jan. 26, 1996)
                                   Ended March 31,            to March 31,
                                  2006          2005               2006
                              -----------    -----------   ------------------

Operating Activities
   Net income (loss)          $    (1,000)   $        --   $          (77,601)

Adjustments to reconcile
  net loss to net cash
  used in operations:

  Issuance of shares for
     services                          --             --                   16
  Issuance of notes payable
    to related parties for
    services rendered                  --             --               70,000

Changes in operating assets
  and liabilities
Accounts payable                    1,000             --                1,000
Accounts payable -
  related party                        --             --                5,900

Net cash used in
  operating activities                 --             --                 (685)

Investing Activities                   --             --                   --

Financing Activities
   Shares issued for cash              --             --                  685
Net cash provided by
  financing activities                 --             --                  685

Net change in cash                     --             --                   --
Cash at beginning of period            --             --                   --

Cash at end of period         $        --    $        --   $               --

Supplemental information
Non-cash investing and
  financing activities:
Issuance of notes payable
  to related parties for
  services rendered           $        --    $        --   $           70,000
Payment of accounts payable
  by related party            $     5,900    $        --   $            5,900


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