Form 10QSB/A
period 2006-06-30
APEX CAPITAL GROUP INC
filed 2006-10-26
CIK 1086141

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

                                Explanatory Note

This Amendment on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Apex Capital Group, Inc. (the "Company") for the quarter ended June 30, 2006 (this "Amendment") is being filed for the sole purposes of (i) correcting an error appearing on the front cover page, (ii) amending and restating Note 1 of the Notes to the Financial Statements of the Company's Quarterly Report on Form 10-QSB filed on August 17, 2006 (the "Original Filing"), and (iii) amending and restating "Item 6. Exhibits" in accordance with the above corrections.

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

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

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

                               APEX CAPITAL GROUP
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                           Cumulative
                                                                                             From
                                                                                           inception
                                                                                           (Jan. 26,
                           For the three months ended       For the six months ended        1996) to
                                     June 30,                       June 30,               June. 30,
                               2006            2005           2006            2005            2006
                           -----------    -------------    -----------    -------------    -----------

Revenues                   $        --    $          --    $        --    $          --    $        --

Operating expenses                 400               --          1,400               --         78,001

Net loss from operations          (400)              --         (1,400)              --        (78,001)

Other income (expense)              --               --             --               --             --

Net loss                   $      (400)   $          --    $    (1,400)   $          --    $   (78,001)

Net loss per share                  --    $       (0.01)                  $       (0.01)   $     (0.01)

Weighted average
common shares
outstanding                  1,004,520                       1,004,520        1,004,520      1,004,520


See accompanying notes to the financial statements.<

                            APEX CAPITAL GROUP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Cumulative
                                                                          From inception
                                                                             (Jan. 26,
                                                  For the six months         1996) to
                                                    ended June 30,           June 30,
                                                  2006          2005           2006
                                               ----------    ----------   -------------

Operating Activities
Net loss                                       $   (1,400)   $       --   $     (78,001)

Adjustments to reconcile
  net loss to net cash
  used in operations:

Issuance of shares for
  services rendered                                    --            --              16
Issuance of notes payable
  to related parties for
  services rendered                                    --            --          70,000

Changes in operating assets and liabilities:

Increase in accounts payable                        1,400            --           1,400
Increase in accounts payable -
  related party                                        --            --           5,900

Net cash used in
  operating activities                                 --            --            (685)

Investing Activities                                   --            --              --

Financing Activities

Issuance of shares for cash                            --            --             685
Net cash provided by
  financing activities                                 --            --             685

Net change in cash                                     --            --              --
Cash at beginning of period                            --            --              --
Cash at end of period                          $       --    $       --   $          --

Supplemental Information
Non-cash investing and financing activities:
Issuance of notes payable
  to related parties for
  services rendered                            $       --    $       --   $      70,000
Payment of accounts payable
  by related party                             $    5,900    $       --   $       5,900


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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


                                        APEX CAPITAL GROUP, INC.

                                        By:  /s/ Dempsey K. Mork
                                             --------------------------
                                             Dempsey K. Mork
                                             President, Chief Executive Officer
                                               and Director
                                             (Principal Executive Officer)

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