Form 10QSB
period 2006-09-30
APEX CAPITAL GROUP INC
filed 2006-12-22
CIK 1086141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________ to _________________.

Commission file number 000-27001

Apex Capital Group, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	91-1939535
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

No. 507 Royal Plaza, 21-1 Wenyi Road
Shenhe District, Shenyang City
Liaoning Province, China, Postal Code 110000
(Address of principal executive offices)

(86) 24-31296178 / (86)-13700001638
(Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

The number of shares of registrant's common stock ($.001 par value) outstanding as of December 21, 2006 was 33,448,761.

Transitional Small Business Disclosure Format: YES ☐    NO ☒

		Page
PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of September 30, 2006 (unaudited)	1

	Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and for the period from January 25, 1996 (inception) through September 30, 2006 (unaudited)	2

	Statements of Changes in Stockholders’ Deficit for the period from January 25, 1996 (inception) through September 30, 2006 (unaudited)	3

	Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and for the period from January 25, 1996 (inception) through September 30, 2006 (unaudited)	4

	Notes to Financial Statements	5

Item 2.	Plan of Operation	8

Item 3.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APEX CAPITAL GROUP, INC.
(A Development Stage Company)
BALANCE SHEET
September 30, 2006
(UNAUDITED)

ASSETS

Total assets	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current liabilities:
Accounts payable	$2,100
Accounts payable - related party (note 4)	5,900

Total current liabilities	8,000

Long-term liabilities:
Notes payable - related parties (note 4)	70,000

Total liabilities	$78,000

STOCKHOLDERS' DEFICIT (note 3)

Preferred stock; $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—

Common stock; $0.001 par value; 99,990,000 shares authorized; 1,004,520 shares issued and outstanding	$1,005

Additional paid-in capital	(304)
Deficit accumulated during development stage	(78,701)

Total stockholders' deficit	(78,000)

Total liabilities and stockholders' deficit	$—

See accompanying notes to the financial statements.

APEX CAPITAL GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,		Cumulative From Inception (Jan 25, 1996) to September 30,
	2006	2005	2006	2005	2006

Revenue	$—	$—	$—	$—	$—
Operating expenses	(700)	(5,200)	(2,100)	(5,200)	(78,701)
Net loss from operations	(700)	(5,200)	(2,100)	(5,200)	(78,701)
Other income	—	—	—	—	—
Net loss	$(700)	$(5,200)	$(2,100)	$(5,200)	$(78,701)
Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$(0.08)
Weighted average common shares outstanding	1,004,520	1,004,520	1,004,520	1,004,520	1,004,520

See accompanying notes to the financial statements.

 APEX CAPITAL GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period of January 25, 1996 (Inception) through September 30, 2006
(UNAUDITED)

	Number of Shares	Common Stock	Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total
Balance, January 25, 1996 (inception)		$—	$—	$—	$—
Shared issued for services	320,020	320	(304)	—	16
Net Loss	—	—	—	(10,016)	(10,016)
Balance, December 31, 1996	320,020	320	(304)	(10,016)	(10,000)
Net Loss	—	—	—	(10,000)	(10,000)
Balance, December 31, 1997	320,020	320	(304)	(20,016)	(20,000)
Shares issued for cash	684,500	685	—	—	685
Net Loss	—	—	—	(10,000)	(10,000)
Balance, December 31, 1998	1,004,520	1,005	(304)	(30,016)	(29,315)
Net Loss	—	—	—	(10,000)	(10,000)
Balance, December 31, 1999	1,004,520	1,005	(304)	(40,016)	(39,315)
Net Loss	—	—	—	(10,130)	(10,130)
Balance, December 31, 2000	1,004,520	1,005	(304)	(50,146)	(49,445)
Net Loss	—	—	—	—	—
Balance, December 31, 2001	1,004,520	1,005	(304)	(50,146)	(49,445)
Net Loss	—	—	—	(555)	(555)
Balance, December 31, 2002	1,004,520	1,005	(304)	(50,701)	(50,000)
Net Loss	—	—	—	(10,000)	(10,000)
Balance, December 31, 2003	1,004,520	1,005	(304)	(60,701)	(60,000)
Net Loss	—	—	—	(10,000)	(10,000)
Balance, December 31, 2004	1,004,520	1,005	(304)	(70,701)	(70,000)
Net Loss	—	—	—	(5,900)	(5,900)
Balance, December 31, 2005	1,004,520	1,005	(304)	(76,601)	(75,900)
Net Loss	—	—	—	(2,100)	(2,100)
Balance, September 30, 2006	1,004,520	$1,005	$(304)	$(78,701)	$(78,000)

See accompanying notes to financial statements.

APEX CAPITAL GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,		Cumulative from inception (Jan. 25, 1996) to September 30,
	2006	2005	2006
Operating Activities
Net loss	$(2,100)	$(5,200)	$(78,701)

Adjustments to reconcile net loss to net cash used in operations:

Issuance of shares for services rendered	—	—	16
Issuance of notes payable to related parties for services rendered	—	—	70,000

Changes in operating assets and liabilities:

Increase in accounts payable	2,100	—	2,100
Increase in accounts payable - related party	—	5,200	5,900

Net cash used in operating activities	$—	$—	$(685)

Financing Activities

Issuance of shares for cash	—	—	685
Net cash provided by financing activities	—	—	685

Net change in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—

Supplemental Information
Non-cash investing and financing activities:
Issuance of notes payable to related parties for services rendered	$—	$—	$70,000

See accompanying notes to the financial statements.

APEX CAPITAL GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of Apex Capital Group, Inc. (the "Company") are presented in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-QSB and Item 310(b)of Regulations S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to make the interim financial statements not misleading have been included.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2005 and should be read in conjunction with those Annual Financial Statements. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Development Stage Company

The Company is considered a Development Stage Company as defined in Statement of Financial Accounting Standards ("SFAS") No.7, Accounting and Reporting by Development Stage Companies. Therefore, cumulative amounts are reported on the statements of operations, stockholders' deficit, and cash flows.

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest or income taxes for the nine months ended September 30, 2006 or 2005.

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

The Company has a federal net operating loss carryforward of approximately $78,000 expiring in the years 2016 through 2027. The tax benefit of this net operating loss, based on an effective tax rate of 35%, is approximately $27,300 and has been offset by a full valuation allowance, which increased by $490 and $0 during the nine months ended September 30, 2006 and 2005, respectively. The loss carry-forward may be limited due to the change in control as a result of the share exchange (Note 2).

Loss per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Stock Compensation For Services Rendered

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. The recognition of this cost will be made on the modified prospective basis, which applies to new stock-based awards issued after December 31, 2005, and for awards modified, purchased or cancelled after that date.

APEX CAPITAL GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – NATURE OF BUSINESS

The Company was incorporated under the laws of the State of Nevada on January 25, 1996 under the name of “Pinnacle Management Group, Inc.” On February 6, 1996, the articles of incorporation were amended to change the Company’s name to Apex Capital Group, Inc. The Company conducted no material operations from the date of its organization through the period covered by this report. The Company commenced operations after the period covered by this report by acquiring Shenyang Fangyuan Group Kangping Aluminum Factory Company Limited (“Kangping Aluminum”) on October 26, 2006, as described below.

The Company's articles of incorporation initially authorized 10,000 shares of preferred stock and 50,000 shares of common stock, both at a par value of $0.001 per share. An amendment to the articles of incorporation was filed on October 14, 1998, increasing the Company's authorized shares to 100,000,000, consisting of 99,990,000 shares of common stock and 10,000 shares of preferred stock, both at a par value of $0.001 per share.

As previously reported, on September 6, 2006, the Company entered into, and on October 26, 2006, the Company consummated, a Securities Exchange Agreement (the “Securities Exchange Agreement”) with Dempsey Mork, Elwin Group Limited, a British Virgin Islands corporation (“Elwin”), and Elwin’s shareholders. Pursuant to the Securities Exchange Agreement, Elwin’s shareholders transferred all of the equity securities of Elwin to the Company in exchange for shares of the Company’s common stock. Upon the closing of the Securities Exchange Agreement, the Company issued to Elwin’s shareholders an aggregate of 29,190,241 shares of common stock in exchange for their equity securities of Elwin. As a result, Elwin, which is the sole owner of Kangping Aluminum, became our wholly-owned subsidiary. Elwin owns all of the equity securities of Kangping Aluminum.

On October 26, 2006, in connection with the closing of the Securities Exchange Agreement, the Company’s directors and officers resigned and were replaced by Shushun Feng as director, Chief Executive Officer, and President; Huimin Lu, as director, Vice President and Chief Technology Officer; and Chris Wu, as Vice President and Chief Financial Officer.

In July 2006, Elwin applied with China’s State Administration of Foreign Exchange to be a “special purpose vehicle” under Chinese law for the purpose of reorganizing Kangping Aluminum into a wholly-owned foreign enterprise (“WOFE”) of Elwin. On August 31, 2006, Kangping Aluminum’s reorganization was approved by the Liaoning Province government authorities, and on September 4, 2006, Kangping Aluminum became a WOFE of Elwin with the issuance of its WOFE business license by the Shenyang branch of China’s State Administration of Industry and Commerce.

As of the end of the period covered by this report, the Securities Exchange Agreement had not been consummated. The Company consummated the Securities Exchange Agreement on October 26, 2006, and as a result, the Company’s nature of business has substantially changed and the Company’s current major operating unit is Kangping Aluminum. For more information, please refer to the Company’s current report on Form 8-K filed on October 26, 2006.

NOTE 3 – STOCKHOLDERS' DEFICIT

As of December 31, 1997, there were 16,001 shares of common stock issued and outstanding. On October 15, 1998, the Company conducted a 20-for-1 forward stock split, resulting in 320,020 shares of common stock issued and outstanding.

On December 15, 1998, the Board of Directors agreed to sell up to 700,000 shares of its common stock at the stated par value of $.001 per share. In this transaction, 684,500 shares were issued and sold for consideration of the stated par value of $.001 per share, for an aggregate of $685 in cash.

As of September 30, 2006 and 2005, there were 1,004,520 shares of common stock issued and outstanding.

No preferred stock has been issued and none is outstanding as of September 30, 2006.

APEX CAPITAL GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS

From 1995 through 1999 the Company's then-majority shareholder and president, Dempsey Mork, rendered management services to the Company. In consideration for these services, the Company issued a five-year convertible promissory note, with a total balance of $50,000 as of September 30, 2006. This note was non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 shares of the Company’s common stock at the option of the holder. After the period covered by this report (on October 24, 2006), Mr. Mork converted the note into 1,000,000 shares of common stock.

During 2003 and 2005 an affiliate of Mr. Mork rendered management services to the Company. In consideration for these services, the Company issued a convertible promissory note, with a total balance of $20,000 as of September 30, 2006. This note was non-interest bearing and convertible at a rate of $0.02 per share for 1,000,000 shares of the Company’s common stock at the option of the holder. After the period covered by this report (on October 24, 2006), the holder converted the note into 1,000,000 shares of common stock.

Through the period covered by this report, the Company's then-officers and directors had provided for various minimal expenses incurred by the Company without repayment until such time that an acquisition candidate was found. These expenses consisted of, but were not limited to, office space, accounting, filing requirements and management services. During the nine months ended September 30, 2006, the Company's then-officers paid $5,900 to reduce the Company's third-party accounts payable, resulting in a related-party accounts payable balance of $5,900 and $0 at September 30, 2006 and 2005, respectively.

NOTE 5 – Subsequent Events

As previously reported, on October 26, 2006, the Company consummated the Share Exchange Agreement. Please refer to Note 2 and our current report on Form 8-K filed on October 26, 2006.

As previously reported, on November 8, 2006, the Company issued and sold, for a price of $0.001 per share, the following numbers of shares of the Company’s common stock to the following key employees of the Company: 660,000 shares to Huimin Lu, vice president, chief technology officer and director; 330,000 shares to Chris Wu, vice president and chief financial officer; and 264,000 shares to Tong Zhibin, deputy chief financial officer. In aggregate, this amounted to a sale of 1,254,000 shares for $1,254.00, with no underwriting discounts or commissions. This issuance was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 2. Plan of Operation

Forward-Looking Statements

This report includes forward-looking statements relating to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. These forward looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "should," "will" and similar terms and phrases, including references to assumptions. Such statements are based on current expectations, are inherently uncertain and are subject to changing assumptions.

Such forward-looking statements include, but are not limited to:

•	estimates of the demand for high purity aluminum and the growth of the high purity aluminum market;

•	expectations of our ability to successfully covert our existing operations from the production of primary aluminum to high purity aluminum;

•	expectations as to the impact of increasing prices of raw materials and utilities used the production of high purity aluminum;

•	expectations about our ability to produce and successfully utilize our intellectual property rights;

•	expectations about our ability to retain key personnel;

•	expectations about the economic and political stability of China;

•	expectations regarding working capital trends and anticipated capital expenditures levels;

•	the availability of financial resources to fund our operations in 2006 and beyond; and

•	the impact of various market risks, including fluctuations in currency exchange rates, fluctuations in commodity prices and fluctuations in the market price of our common stock.

Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: changes in general economic and business conditions; changes in current pricing and cost levels; changes in political, social and economic conditions and local regulations in China; foreign currency fluctuations; reductions in sales to any significant customers; competition; disruptions of established supply channels; manufacturing capacity constraints; the availability, terms and deployment of capital; and the other factors described under "Risk Factors" in Item 2.01 of our current report on Form 8-K filed on October 26, 2006.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. In addition to other factors that affect our operating results and financial position, neither past financial performance nor our expectations should be considered reliable indicators of future performance. Investors should not use historical trends to anticipate results or trends in future periods. Failure of sales or income in any quarter to meet the investment community's expectations, as well as broader market trends, could have an adverse impact on our stock price. We do not undertake an obligation to update such forward looking statements or risk factors to reflect future events or circumstances.

Plan of Operation

Share Exchange

The Company has not had material operations or any revenues from operations from the date of its inception (January 25, 1996) through the end of the period covered by this report. The Company commenced operations after the period covered by this report by acquiring Shenyang Fangyuan Group Kangping Aluminum Factory Company Limited (“Kangping Aluminum”) on October 26, 2006, as described below.

As previously reported, on September 6, 2006, the Company entered into, and on October 26, 2006, the Company consummated, a Securities Exchange Agreement (the “Securities Exchange Agreement”) with Dempsey Mork, Elwin Group Limited, a British Virgin Islands corporation (“Elwin”), and Elwin’s shareholders. Pursuant to the Securities Exchange Agreement, Elwin’s shareholders transferred all of the equity securities of Elwin to the Company in exchange for shares of the Company’s common stock. Upon the closing of the Securities Exchange Agreement, the Company issued to Elwin’s shareholders an aggregate of 29,190,241 shares of common stock in exchange for their equity securities of Elwin. As a result, Elwin, which is the sole owner of Kangping Aluminum, became our wholly-owned subsidiary. Elwin owns all of the equity securities of Kangping Aluminum.

On October 26, 2006, in connection with the closing of the Securities Exchange Agreement, the Company’s directors and officers resigned and were replaced by Shushun Feng as director, Chief Executive Officer, and President; Huimin Lu, as director, Vice President and Chief Technology Officer; and Chris Wu, as Vice President and Chief Financial Officer.

In July 2006, Elwin applied with China’s State Administration of Foreign Exchange to be a “special purpose vehicle” under Chinese law for the purpose of reorganizing Kangping Aluminum into a wholly-owned foreign enterprise (“WOFE”) of Elwin. On August 31, 2006, Kangping Aluminum’s reorganization was approved by the Liaoning Province government authorities, and on September 4, 2006, Kangping Aluminum became a WOFE of Elwin with the issuance of its WOFE business license by the Shenyang branch of China’s State Administration of Industry and Commerce.

Business

Since October 26, 2006, the Company’s main operating subsidiary has been Kangping Aluminum. In the following discussion of the Company’s operations, unless otherwise indicated, the “Company” refers to Apex Capital Group, Inc. and its majority-owned subsidiaries, including Kangping Aluminum. The Company manufactures, markets and sells a variety of primary aluminum products including ingots, bars and pipes. The Company’s refined manufacturing operations involve the extraction of aluminum from aluminum oxide (alumina) through electrolysis processes commonly known as smelting. The Company further processes the extracted liquid aluminum into primary aluminum ingots, bars and pipes through different casting processes. The Company markets and sells primary aluminum products for the commercial aluminum product market consisting of foundries, fabricators and others, as well as finished aluminum products for the energy, electric power, railway, automotive, construction, mechanics, electronic appliance and consumer goods industries.

The Company has begun converting its facilities so that by the end of 2007, the Company expects to manufacture and sell principally high purity aluminum. High purity aluminum is processed into foil to make electrolytic capacitors for industrial and consumer electronics and is sold as ingots or processed into alloys for aerospace components, high-precision instruments and high-speed trains. The Company sells its products to its customers through direct sales, and its customers take delivery of the products at the Company’s refineries. The Company serves geographic markets covering several provinces in Northeast China, primarily Liaoning Province.

The Company estimates that it is one of five privately owned aluminum manufacturers in mainland China and the only privately owned aluminum manufacturer in northeastern China. The Company currently has the capacity to produce 25,000 metric tons of primary aluminum per year. In fiscal year 2005, the Company manufactured approximately 22,000 metric tons of primary aluminum products, including aluminum ingots, bars, pipes, and plates. Its revenue in 2005 was approximately $40 million with a net profit of approximately $3 million.

In June 2006, the Company began to convert its business entirely to the production of high purity aluminum. The Company expects to complete the conversion by the end of 2007 and to have the capacity to produce 20,000 metric tons of high purity aluminum per year. As of October 2006, the Company has converted one electrolytic cell for production of high purity aluminum. It has produced samples of high purity aluminum, which have received positive test results from China’s National Center for the Analysis and Testing of Non-Ferrous Metals and Electronic Materials and from Shiva Technologies, Inc., a laboratory in the United States. The Company has an exclusive, long-term license to use an advanced method to manufacture high purity aluminum. The Company believes that this licensed technology will allow it to offer cost-effective and high-quality high purity aluminum products. By the end of 2007, the Company plans to have an internal research and development staff of five to ten employees engaged primarily in advancing our high purity aluminum related technologies.

As of September 30, 2006, Kangping Aluminum employed 355 full-time employees. By the end of 2007, the Company plans to have an internal research and development staff of five to ten employees engaged primarily in advancing the Company’s high purity aluminum related technologies.

For more information, please refer to the Company’s current report on Form 8-K filed on October 26, 2006.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As of the date of this report, the Company was not involved in any legal proceedings other than routine litigation that is incidental to the business.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX CAPITAL GROUP, INC. (Registrant)

Date: December 22, 2006	By:	/s/ Shushun Feng
Shushun Feng,
President, Chief Executive Officer and Director

Date: December 22, 2006	By:	/s/ Chris Wu
Chris Wu,
Chief Financial Officer and Vice President